Form 10-Q
period 1995-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1995-04-13
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from           to          .


                Commission File Number:    0-17147


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
      (Exact name of registrant as specified in its charter)


           Delaware                                        04-2798638
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


265 Franklin Street, Boston, Massachusetts                02110
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No
                                               ----





                           Page 1 of 10
              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 BALANCE SHEETS
                     February 28, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                       February 28  August 31
Real estate investments:
   Investment property held for sale                 $ 4,720,000 $ 4,720,000
   Investment in operating property                      250,000     250,000
   Land                                                1,150,000   1,150,000
   Mortgage loans receivable                           9,185,000   9,185,000
                                                      15,305,000  15,305,000

Cash and cash equivalents                              1,951,183   1,853,703
Interest receivable                                       85,099      85,099
Tax and tenant security deposit escrows                   48,846      71,153
Prepaid expenses                                           5,548      17,926
Deferred expenses, net                                    15,250      17,081
                                                     $17,410,926 $17,349,962

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $   19,373   $  19,373
Accounts payable and accrued expenses                     51,615      82,381
Tenant security deposits                                  13,149      14,240
Partners' capital                                     17,326,789  17,233,968
                                                     $17,410,926 $17,349,962

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the six months ended February 28, 1995 and 1994
                                  (Unaudited)
                                                         General   Limited
                                                         Partners  Partners

Balance at August 31, 1993                            $    7,063 $17,120,134
Net income                                                 7,150     700,727
Cash distributions                                        (6,458)   (632,838)
BALANCE AT FEBRUARY 28, 1994                          $    7,755 $17,188,023

Balance at August 31, 1994                            $    8,142 $17,225,826
Net income                                                 7,395     724,722
Cash distributions                                        (6,458)   (632,838)
BALANCE AT FEBRUARY 28, 1995                          $    9,079 $17,317,710







                            See accompanying notes.


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
         For the three and six months ended February 28, 1995 and 1994
                                  (Unaudited)
                                Three Months Ended         Six Months Ended
                                     February 28,             February 28,
                                  1995         1994         1995        1994

REVENUES:
   Interest from mortgage
    loans                     $ 255,297    $ 255,297     $ 510,594  $510,594
   Land rent                     54,429       41,338        88,823    92,249
   Interest earned on short-
     term investments            27,022       13,890        49,709    27,729
   Other income                   7,255        6,898        13,529    12,751
                                344,003      317,423       662,655   643,323

EXPENSES:
   Management fees               22,602       22,602        45,203    45,203
   General and administrative   111,099       84,842       179,738   175,046
   Amortization of deferred
    expenses                        916          916         1,831     1,831
                                134,617      108,360       226,772   222,080

Operating income                209,386      209,063       435,883   421,243

Income from operations of
   investment property held
   for sale, net                143,701      141,787       296,234   286,634

NET INCOME                    $ 353,087    $ 350,850     $ 732,117 $ 707,877

Net income per Limited
  Partnership Unit                $9.77     $   9.71        $20.25    $19.58
Cash distributions per Limited
  Partnership Unit                $8.84      $  8.84        $17.68    $17.68


The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.


                            See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS

              For the six months ended February 28, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                        1995           1994
Cash flows from operating activities:
 Net income                                        $  732,117     $  707,877
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Amortization of deferred expenses                    1,831          1,831
   Changes in assets and liabilities:
    Tax and tenant security deposit escrows            22,307         21,555
    Prepaid expenses                                   12,378          7,675
    Accounts payable - affiliates                           -        (28,925)
    Accounts payable and accrued expenses             (30,766)       (24,141)
    Tenant security deposits                           (1,091)        (1,007)
       Total adjustments                                4,659        (23,012)
       Net cash provided by operating activities      736,776        684,865


Cash flows from financing activities:
 Distributions to partners                           (639,296)      (639,296)

Net increase in cash and cash equivalents              97,480         45,569

Cash and cash equivalents, beginning of period      1,853,703      1,769,705

Cash and cash equivalents, end of period          $ 1,951,183    $ 1,815,274



                            See accompanying notes.
1.General

  The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1994.

  In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.Mortgage Loan and Land Investments


  The outstanding first mortgage loans and the cost of the related land to the Partnership at February 28, 1995 and August 31, 1994 are as follows:


                                   Amount of
     Property                     Mortgage Loan       Cost of Land

    Appletree Apartments         $ 4,850,000           $  650,000
    Omaha, NE

    Woodcroft Shopping Center
     Durham, NC
     Phase I                       3,100,000              360,000
     Phase II                      1,235,000              140,000

                                 $ 9,185,000           $1,150,000

  The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the six months ended February 28, 1995, additional rent of $24,948 was earned from the Woodcroft Shopping Center investment. For the six months ended February 28, 1994, additional rent of $28,374 was earned from the Woodcroft Shopping Center investment. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of February 28, 1995, no options to purchase the land were exercisable. The Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.



3.Investment Properties

  As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of February 28, 1995 and August 31, 1994.

  The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance.

  Summarized operating results of the Westside Creek investment property for the three and six months ended February 28, 1995 and 1994 are as follows:

                                  Three Months Ended       Six Months Ended
                                      February 28,           February 28,
                                    1995      1994        1995        1994

   Rental income                $232,285    $227,459    $471,505    $460,382
   Other income                    8,821       8,111      16,901      16,293
                                 241,106     235,570     488,406     476,675


   Property operating expenses    76,744      73,419     150,844     148,391
   Property taxes and insurance   20,661      20,364      41,328      41,650
                                  97,405      93,783     192,172     190,041
   Income from operations, net  $143,701    $141,787    $296,234    $286,634

  During the quarter ended February 28, 1995, the Partnership executed a purchase and sale agreement to sell the Westside Creek Apartments to an unaffiliated third party for $6,775,000. Subsequent to the end of the quarter, the prospective purchaser, which is a national pension fund advisor, encountered internal tax regulation compliance issues related to the sale.
  It now appears likely that this transaction will not close. Accordingly, management has begun to actively re-market the property to other potential buyers.

  Also, as discussed in the Annual Report, an affiliate of the Partnership, which held the mortgage and land lease on the Cordova Creek Apartments, foreclosed on the property in fiscal 1990 due to nonpayment of the required interest payments. The Partnership had held a 3.5% interest in the mortgage loan and land investments through an agreement with this affiliate. Subsequent to foreclosure, the Partnership recorded its investment at the net combined carrying value of its previous interest in the land and mortgage loan of $250,000. The Partnership's investment, which currently consists of a 3.5% equity ownership in the operations and eventual sales proceeds of the
  Cordova Creek property, is accounted for on the cost method.   Distributions
  to the Partnership from operations are recorded as other income when received. During the quarter ended February 28, 1995, the affiliate which holds title to the operating property entered into a purchase and sale agreement to sell the Cordova Creek Apartments to an unaffiliated third party. The Partnership's share of the net sale proceeds at the negotiated sales price would reflect a small premium over the Partnership's cost basis of $250,000 for its 3.5% interest in Cordova Creek. Closing of this proposed sale transaction is scheduled to occur by the end of April 1995. However, there can be no assurances that this sale transaction will be consummated.

4.  Related Party Transactions

  The Adviser earned basic management fees of $45,203 for each of the six-month periods ended February 28, 1995 and 1994. Accounts payable - affiliates at both February 28, 1995 and August 31, 1994 consists of management fees of $19,373 payable to the Adviser.

  Included in general and administrative expenses for the six months ended February 28, 1995 and 1994 is $89,443 and $78,254, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the six months ended February 28, 1995 and 1994 is $3,034 and $1,965, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.


5.Contingencies

    The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As previously reported, in January 1995 the Partnership executed a purchase and sale agreement to sell the Westside Creek Apartments to an unaffiliated third party for $6,775,000. Subsequent to the end of the current quarter, the prospective purchaser, which is a national pension fund advisor, encountered internal tax regulation compliance issues related to the sale. It now appears likely that this transaction will not close. Accordingly, management has begun to actively re-market the property to other potential buyers. The Westside Creek investment was originally made by the Partnership on July 1, 1985 and was structured as a ground lease and first leasehold mortgage loan. A total investment of $4,850,000 was made in 1985, comprised of land purchased for $215,000 and a $4,635,000 mortgage loan secured by the improvements. The original fixed return on the Partnership's investment was 11.25% per year. During 1988, the borrower experienced financial problems at this property due to the overbuilt Little Rock apartment market and eventually defaulted under the terms of the ground lease and mortgage loan. On March 23, 1989, the Partnership foreclosed and took title to the property. At the time of the takeover, the property was 76% occupied and poorly managed. The Partnership selected a local property management company to operate Westside Creek and, during 1990 and 1991, implemented a capital improvement program to upgrade the units and common areas. For the past several years, Westside Creek has maintained an average occupancy level of close to 95%. Management believes that the negotiated sales price in the aforementioned purchase and sale agreement reflects the current fair market value of the property. As a result, the Partnership expects to realize a substantial gain over its original investment upon the eventual sale of the Westside Creek property.

     Also during January 1995, the affiliated partnership which holds the title to the Cordova Creek Apartments entered into a sales contract with an unaffiliated third party to sell the property for $9,100,000. The Partnership has an ownership interest of 3.5% in the Cordova Creek property. The Partnership's share of the net proceeds at the negotiated sale price is expected to total approximately $300,000, which would reflect a small premium over the Partnership's cost basis of $250,000 for its 3.5% interest in Cordova Creek. Closing of this proposed transaction is scheduled to occur by the end of April 1995. However, there can be no assurances that this transaction will be consummated.

     Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during the first six months of fiscal 1995 and continue to fully support the debt service and land rent payments owed to the Partnership. During the six months ended February 28, 1995, the Partnership received additional rent of $24,948 under the terms of the Woodcroft Shopping Center ground lease because cash flow from the property was in excess of certain base amounts specified in the lease agreement. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 96% and 99%, respectively, as of February 28, 1995. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. With real estate market conditions improving along with the state of the overall economy, and with credit in the capital markets for real estate transactions more accessible than in prior years, it is possible, although not certain given the recent increase in interest rates, that the current loans secured by these projects could be refinanced at lower rates. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. In addition to repaying the outstanding mortgage loans, the borrowers would also have to exercise their options to purchase the related land as part of any prepayment transaction, including in such purchase the Partnership's share, if any, of the property's appreciation called for under the terms of the ground lease. As a practical matter, this requirement could make it difficult for the borrowers to finance a prepayment transaction. Nonetheless, it is possible that the loans secured by the Woodcroft Shopping Center and/or the Appletree Apartments could be prepaid in the near term.

   At February 28, 1995, the Partnership had available cash and cash equivalents of approximately $1,951,000. Such amounts will be used for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS

    The Partnership's net income increased by approximately $24,000 for the six-month period ended February 28, 1995, when compared to the same period in the prior year. This increase in net income was the result of an increase in interest earned on short-term investments and an increase in income from operations of the investment property held for sale. Interest earned on short-term investments increased by approximately $22,000 for the six months ended February 28, 1995 as a result of an increase in the interest rates earned on such investments when compared to the prior period. Income from the operations of the Westside Creek Apartments property increased by approximately $10,000 for the current six-month period mainly due to a small increase in rental revenues, which is primarily attributable to an increase in effective rental rates. The favorable changes in net income for the six months ended February 28, 1995 were partially offset by a decrease in land rents of approximately $3,000, which resulted from a decrease in additional rent received from the Woodcroft Shopping Center investment in the current period, and an increase in general and administrative expenses of approximately $5,000, which resulted from certain legal expenses incurred in conjunction with the proposed sale of the Westside Creek Apartments. Similar changes in interest earned on short-term investments, Westside Creek revenues and general administrative expenses account for the net increase of approximately $2,000 in net income for the three months ended February 28, 1995, when compared to the same period in the prior year. In addition, an increase in land rent revenue for the most recent three-month period contributed to the improvement in net income for the current quarter.
The change in land rent revenue for the current quarter is strictly related to the timing of the receipts of supplemental rent payments under the terms of the Woodcroft ground lease. Such revenues are recognized in the period in which the cash is received.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of defendants, including Third Qualified Properties, Inc. and Properties Associates, which are the General Partners in the Partnership and affiliates of PaineWebber.
    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Qualified Plan Property Fund Three, LP, PaineWebber, Third Qualified Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Qualified Plan Property Fund Three, LP, also allege that following the sale of the partnership interests, PaineWebber, Third Qualified Properties, Inc. and Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Third Qualified Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Qualified Properties, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.



              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP


                        By:  THIRD QUALIFIED PROPERTIES, INC.
                                Managing General Partner




                         By:  /s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and Chief
                            Financial Officer


Dated:  April 13, 1995