Form 10-Q
period 1995-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1995-07-12
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 BALANCE SHEETS
                        May 31, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                   May 31         August 31
Real estate investments:
   Investment property held for sale             $ 4,720,000     $ 4,720,000
   Investment in operating property                        -         250,000
   Land                                            1,150,000       1,150,000
   Mortgage loans receivable                       9,185,000       9,185,000
                                                  15,055,000      15,305,000

Cash and cash equivalents                          2,270,731       1,853,703
Interest receivable                                   85,099          85,099
Tax and tenant security deposit escrows               71,654          71,153
Prepaid expenses                                       1,552          17,926
Deferred expenses, net                                14,336          17,081
                                                 $17,498,372     $17,349,962

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                $        19,373  $       19,373
Accounts payable and accrued expenses                 64,462          82,381
Tenant security deposits                              14,258          14,240
Partners' capital                                 17,400,279      17,233,968
                                                 $17,498,372     $17,349,962


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the nine months ended May 31, 1995 and 1994
                                  (Unaudited)
                                                     General       Limited
                                                     Partners      Partners

Balance at August 31, 1993                        $    7,063     $17,120,134
Net income                                            10,488       1,027,786
Cash distributions                                    (9,686)       (949,257)
BALANCE AT MAY 31, 1994                           $    7,865     $17,198,663

Balance at August 31, 1994                        $    8,142     $17,225,826
Net income                                            11,366       1,113,888
Cash distributions                                    (9,686)       (949,257)
BALANCE AT MAY 31, 1995                           $    9,822     $17,390,457


                            See accompanying notes.


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
           For the three and nine months ended May 31, 1995 and 1994
                                  (Unaudited)
                                Three Months Ended       Nine Months Ended
                                       May 31,                  May 31,
                                 1995         1994         1995       1994

REVENUES:
   Interest from mortgage
     loans                    $ 255,297    $ 255,297     $ 765,891  $ 765,891
   Land rent                     36,442       34,394       125,265    126,643
   Interest earned on short-
     term investments            31,964       16,740        81,673     44,469
   Other income                   9,995        6,319        23,524     19,070
                                333,698      312,750       996,353    956,073

EXPENSES:
   Management fees               22,601       22,601        67,804     67,804
   General and administrative    95,787       88,493       275,525    263,539
   Amortization of deferred
     expenses                       914          914         2,745      2,745
                                119,302      112,008       346,074    334,088

Operating income                214,396      200,742       650,279    621,985

Gain on sale of investment
   in operating property         61,079            -        61,079          -

Income from operations of
   investment property held
   for sale, net                117,662      129,655       413,896    416,289

NET INCOME                   $  393,137    $ 330,397    $1,125,254 $1,038,274
Net income per Limited
  Partnership Unit               $10.87       $  9.14       $31.12     $28.72

Cash distributions per Limited
  Partnership Unit              $  8.84       $  8.84       $26.52     $26.52

  The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.



                            See accompanying notes.

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS

                For the nine months ended May 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                                        1995           1994
Cash flows from operating activities:
 Net income                                        $1,125,254     $1,038,274
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Gain on sale of investment in operating property   (61,079)             -
   Amortization of deferred expenses                    2,745          2,745
   Changes in assets and liabilities:
    Tax and tenant security deposit escrows              (501)         5,173
    Prepaid expenses                                   16,374         11,513
    Accounts payable - affiliates                           -        (28,925)
    Accounts payable and accrued expenses             (17,919)       (13,520)
    Tenant security deposits                               18             89
       Total adjustments                              (60,362)       (22,925)
       Net cash provided by
        operating activities                        1,064,892      1,015,349

Cash flows from investing activities:
 Proceeds from sale of investment
   in operating property                              311,079              -

Cash flows from financing activities:
 Distributions to partners                           (958,943)      (958,943)

Net increase in cash and cash equivalents             417,028         56,406

Cash and cash equivalents, beginning of period      1,853,703      1,769,705

Cash and cash equivalents, end of period          $ 2,270,731    $ 1,826,111

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

2.Mortgage Loan and Land Investments

  The outstanding first mortgage loans and the cost of the related land to the Partnership at May 31, 1995 and August 31, 1994 are as follows:

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


  The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the nine months ended May 31, 1995, additional rent of $29,452 was earned from the Woodcroft Shopping Center investment. For the nine months ended May 31, 1994, additional rent of $30,830 was earned from the Woodcroft Shopping Center investment. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of May 31, 1995, the option to purchase the land underlying the Appletree Apartments was exercisable. The Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.

  During fiscal 1995, the Partnership has received formal notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Appletree property cannot be determined with certainty at the present time. The terms of the Appletree mortgage loan would require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance. If completed, the proceeds of this prepayment transaction would be distributed to the Limited Partners. However, the prepayment transaction remains contingent on, amount other things, the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.


3.Investment Properties

  As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of May 31, 1995 and August 31, 1994.

  The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three and nine months ended May 31, 1995 and 1994 are as follows:

                                 Three Months Ended       Nine Months Ended
                                        May 31,                 May 31,
                                    1995      1994         1995       1994

   Rental income                $219,115    $229,493    $690,620    $689,875
   Other income                    8,153       9,464      25,054      25,757
                                 227,268     238,957     715,674     715,632

   Property operating expenses    84,499      88,311     235,343     236,702
   Property taxes and insurance   25,107      20,991      66,435      62,641
                                 109,606     109,302     301,778     299,343
   Income from operations, net  $117,662    $129,655    $413,896    $416,289

  During the quarter ended February 28, 1995, the Partnership executed a purchase and sale agreement to sell the Westside Creek Apartments to an unaffiliated third party for $6,775,000. Subsequently, the prospective purchaser, which is a national pension fund advisor, encountered internal tax regulation compliance issues related to the sale which prevented the sale from closing. Accordingly, management has begun to actively re-market the property to other potential buyers. There are no assurances that a sale transaction will be completed in the near future.

  Also, as discussed in the Annual Report, an affiliate of the Partnership, which held the mortgage and land lease on the Cordova Creek Apartments, foreclosed on the property in fiscal 1990 due to nonpayment of the required interest payments. The Partnership had held a 3.5% interest in the mortgage loan and land investments through an agreement with this affiliate. Subsequent to foreclosure, the Partnership recorded its investment at the net combined carrying value of its previous interest in the land and mortgage loan of $250,000. The Partnership's investment, which consisted of a 3.5% equity ownership in the operations and eventual sales proceeds of the Cordova Creek property, was accounted for on the cost method. The affiliate which held title to the operating property sold the Cordova Creek Apartments to an unaffiliated third party on April 12, 1995. The Partnership's share of the net sales proceeds was approximately $311,000, resulting in a $61,000 gain over the Partnership's cost basis of $250,000. A special distribution of $42 per original $1,000 investment, or $1,503,000, was made to Limited Partners on June 15, 1995, which represented approximately $9 from Cordova Creek net sales proceeds and $33 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.


4.  Related Party Transactions


  The Adviser earned basic management fees of $67,804 for each of the nine-month periods ended May 31, 1995 and 1994. Accounts payable - affiliates at both May 31, 1995 and August 31, 1994 consists of management fees of $19,373 payable to the Adviser.

  Included in general and administrative expenses for the nine months ended May 31, 1995 and 1994 is $133,501 and $120,755, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the nine months ended May 31, 1995 and 1994 is $3,307 and $1,965, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Contingencies

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


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  As previously reported, the affiliated partnership which held the title to the Cordova Creek Apartments, PaineWebber Qualified Plan Property Fund Four, LP, sold the property to an unaffiliated third party for $9,100,000 on April 12, 1995. The Partnership had an ownership interest of 3.5% in the Cordova Creek property. The Partnership's share of the net sales proceeds was approximately $311,000, which represented a $61,000 premium over the Partnership's cost basis. A special distribution of $42 per original $1,000 investment, or $1,503,000 was made to Limited Partners on June 15, 1995, which represented approximately $9 from Cordova Creek net sales proceeds and $33 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

     Also as previously reported, in January 1995 the Partnership executed a purchase and sale agreement to sell the Westside Creek Apartments to an unaffiliated third party for $6,775,000. Subsequently, the prospective purchaser, which is a national pension fund, encountered internal tax regulation compliance issues related to the sale which prevented the sale from closing. Accordingly, management has begun to actively re-market the property to other potential buyers. However, there are no assurances that a sale transaction will be completed in the near future. Management will base its hold/sell decision with respect to Westside Creek on an assessment of the impact on the overall returns to the Limited Partners. Management continues to believe that the Partnership will realize a substantial gain over its original investment of $4,850,000 upon the eventual sale of the Westside Creek property.

     Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during the first nine months of fiscal 1995 and continue to fully support the debt service and land rent payments owed to the Partnership. During the nine months ended May 31, 1995, the Partnership received additional rent of $29,452 under the terms of the Woodcroft Shopping

Center ground lease because cash flow from the property was in excess of certain base amounts specified in the lease agreement. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 98% and 97%, respectively, as of May 31, 1995. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. With real estate market conditions improving along with the state of the overall economy, and with credit in the capital markets for real estate transactions more accessible than in prior years, it is possible, that the current loans secured by these projects could be refinanced at lower rates. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. In addition to repaying the outstanding mortgage loans, the borrowers would also have to exercise their options to purchase the underlying land as part of any prepayment transaction, including in such purchase the Partnership's share, if any, of the property's appreciation called for under the terms of the ground lease. As a practical matter, this requirement could make it difficult for the borrowers to finance a prepayment transaction.
Nonetheless, it is possible that the loans secured by the Woodcroft Shopping Center and/or the Appletree Apartments could be prepaid in the near term.

    Subsequent to quarter ended May 31, 1995, the Partnership has received formal notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Appletree property cannot be determined with certainty at the present time. The terms of the Appletree mortgage loan would require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $4,850,000. If completed, the proceeds of this prepayment transaction would be distributed to the Limited Partners. However, the prepayment transaction remains contingent on, amount other things, the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.


   At May 31, 1995, the Partnership had available cash and cash equivalents of approximately $2,270,000. Such cash balance includes the $1,503,000 referred to above which was distributed to the Limited Partners in June 1995. The remaining amount of cash and cash equivalents will be used for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, the repayment of the mortgage loans receivable and the future sales or refinancings of the underlying land and the investment properties. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1995

    The Partnership's net income increased by approximately $63,000 for the three month period ended May 31, 1995, when compared to the same period in the prior year. The primary reason for the increase in net income during the current quarter is the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995. As discussed further above, the Partnership held a 3.5% interest in Cordova Creek and realized a gain of approximately $61,000 from the sale of the property. Operating income also increased during the current quarter by approximately $14,000 as a result of an increase in interest income earned on short term investments. Interest income increased due to an increase in the interest rate earned on short term investments over the same period in the prior year. In addition, the Partnership's average outstanding cash reserve balances has increased over the prior period, due in part to the receipt of the Cordova proceeds. The gain from the sale of Cordova Creek and the increase in operating income were partially offset by a decrease in the income from the operations of the Westside Creek Apartments of approximately $12,000 due to a slight decrease in rental income.

Nine Months Ended May 31, 1995

     The Partnership's net income increased by approximately $87,000 for the nine month period ended May 31, 1995, when compared to the same period in the prior year. The primary reason for the increase in net income is the aforementioned gain realized by the Partnership from the sale of Cordova Creek. In addition, operating income increased by approximately $28,000 primarily as a result of an increase in interest income earned on short term investments of approximately $37,000. Interest income increased due to an increase in the interest rates earned on short term investments and an increase in average cash balances over the same period in the prior year. This increase in interest income was partially offset by an increase in general and administrative expenses of approximately $12,000 for the current nine-month period. General and administrative expenses increased mainly due to certain legal expenses which were incurred in conjunction with the proposed sale of the Westside Creek Apartments. Income from the operations of the Westside Creek Apartments decreased by $2,000 due to a small increase in real estate tax expense.





                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended February 28, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

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


Dated:  July 14, 1995