Form 10-K405
period 1995-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1995-11-29
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED:   AUGUST 31, 1995
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from           to   .

                          Commission File Number:  0-17147

                 PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
               (Exact name of registrant as specified in its charter)

          Delaware                                  04-2798638
(State of organization)                           (I.R.S.Employer
                                                  Identification  No.)

  265 Franklin Street, Boston, Massachusetts               02110
   (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

             Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                   which registered
   None                                                 None

             Securities registered pursuant to Section 12(g) of the Act:
                        UNITS OF LIMITED PARTNERSHIP INTEREST
                                  (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No


                         DOCUMENTS INCORPORATED BY REFERENCE
Documents                                          Form 10-K Reference
Prospectus of registrant dated                     Part IV
October 14, 1983, as supplemented


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 1995 FORM 10-K

                               TABLE OF CONTENTS


PART I                                                     Page

Item 1    Business                                          I-1

Item 2    Properties                                        I-3

Item 3    Legal Proceedings                                 I-3

Item 4    Submission of Matters to a Vote of Security HoldersI-4


PART  II
Item 5    Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters               II-1

Item 6    Selected Financial Data                          II-1

Item 7    Management's Discussion and Analysis of
              Financial Condition
             and Results of Operations                     II-2

Item 8    Financial Statements and Supplementary Data      II-4

Item 9    Changes in and Disagreements with Accountants
              on Accounting
             and Financial Disclosure                      II-4


PART III

Item10    Directors and Executive Officers of the
            Partnership                                   III-1

Item  11  Executive Compensation                          III-3

Item12    Security Ownership of Certain Beneficial
            Owners and Management                         III-3

Item13    Certain Relationships and Related Transactions  III-3


PART  IVItem14    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                        IV-1


SIGNATURES                                                  IV-2

INDEX TO EXHIBITS                                           IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         F-1 to F-14


                                     PART I
Item 1.  Business

     Paine Webber Qualified Plan Property Fund Three, LP (the "Partnership") is a limited partnership formed in June 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing operating properties through land purchase-leaseback transactions and first mortgage loans. The Partnership sold $35,794,000 in Limited Partnership Units (35,794 Units at $1,000 per Unit) from October 14, 1983 to October 13, 1984 pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-85347). Limited Partners will not be required to make any additional capital contributions.

     Originally, the Partnership owned land and made first mortgage loans secured by buildings with respect to six operating properties. As of August 31, 1995, the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding and the Partnership owned one operating property directly as a result of foreclosing on a mortgage loan investment. The Partnership's wholly-owned real estate investment and the security for the Partnership's other investments are described below.

Property Name     Type of Property and
and Location      Date of Investment      Size        Type of Ownership (1)

Appletree          Apartments             288          Fee ownership
Apartments         5/8/84                 units;       of land and
Omaha, NE                                 16.2         first mortgage
                                          acres of     lien on
                                          land         improvements

Woodcroft          Shopping               85,300       Fee ownership
Shopping           Center                 net          of land and
Center             12/17/84               leasable     first mortgage
Durham, NC                                sq. ft. ;    lien on
Phase I and                               12 acres     improvements
Phase II                                  of land

Westside Creek     Apartments             142          Fee ownership
Apartments (2)     7/1/85                 units;       of land and
Little Rock, AR                           11.4         improvements
                                          acres of
                                          land


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2) On March 23, 1989, the Partnership foreclosed under the terms of the mortgage note receivable secured by the Westside Creek Apartments for non-payment of the required monthly payments of interest in accordance with the terms of the mortgage loan. The Partnership has been operating the property utilizing the services of a local management company since the date of the foreclosure. See Note 5 to the Financial Statements accompanying this Annual Report for a further discussion of this transaction.

     To date, the Partnership has sold or been prepaid on its investments with respect to three of the original operating properties, including one during fiscal 1995. On September 25, 1989, the Partnership liquidated its investments in a Howard Johnson's Hotel, located in Orlando, Florida. The transaction consisted of a repayment of the Partnership's mortgage loan receivable for $6,400,000 as well as a sale of the related land at an amount equal to the Partnership's original cost of $1,600,000. The repayment resulted in a loss on the mortgage loan investment of $1,799,750 and $750,000 of bad debt expense for previously accrued but uncollectible interest income. On July 31, 1992 the Partnership liquidated its investments in the Exeter Street Theatre Building, when the borrower sold the operating property to a third party. The transaction consisted of a prepayment of the mortgage loan receivable at par, for $5,100,000, and a sale of the related land for $3,000,000 (prior to closing costs). The land had a carrying value of $500,000, equal to the Partnership's original investment, at the time of the sale. On February 20, 1990, an affiliate of the Partnership, which held the mortgage loan and land lease on the Cordova Creek Apartments, foreclosed on the property due to non-payment of the required interest payments. The affiliate operated the property, using the services of a local management company, for more than five years during which time the Partnership received a share of the net cash flow generated from property operations after capital improvements. On April 12, 1995, the affiliate of the Partnership sold the property. The Partnership, which owned a 3.5% equity interest in the operations of the property, received net proceeds of $311,000 and realized a gain of $61,000 on the sale.

     The Partnership's investment objectives are to:
     (1) preserve and protect the Limited Partners' capital and related buying power;
     (2) provide the Limited Partners with cash distributions from investment income; and
     (3) achieve long-term appreciation in the value of Partnership's investments.

     Through August 31, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $38,946,000, or $1,100 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $224 per original $1,000 investment from the liquidation of the Howard Johnson's mortgage loan and land investment in September of 1989, a distribution of $232 per original $1,000 investment in October 1992 from the liquidation of the Exeter Street Theatre Building investment in July 1992, and a $42 distribution following the sale of the Cordova Creek Apartments in June 1995 ($9 from the sale of Cordova Creek and $33 of excess Partnership reserves). At August 31, 1995, the Partnership retains an interest in three of the six properties underlying its original mortgage loan and land investments.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. The Partnership expects to finance or sell its investments and have its mortgage loans repaid from time to time. Due to the combination of relatively low mortgage interest rates and increased availability of funds for sales and mortgage refinancings which has existed over the past two years, the likelihood of the Partnership's loans being prepaid has increased. During fiscal 1995, the borrowers on both of the outstanding loan investments approached the Partnership regarding potential prepayment transactions. See Item 7 for a further discussion of these potential transactions. While there are no assurances that these borrowers will be able to finance prepayment transactions in the near term, if such transactions were to be completed the Partnership would be positioned for a possible liquidation pending the sale of the wholly-owned Westside Creek Apartments, which is currently being marketed for sale. In deciding whether to sell any of the Partnership's investments, the General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment. The proceeds from such sales, financings or refinancings of the investments will not be reinvested but will be distributed to the Partners, so that the Partnership will in effect be self-liquidating.

     The property in which the Partnership has an equity interest and the properties securing the Partnership's mortgage loan investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past three years has generally caused this competition to increase in all areas of the country. The shopping center also competes for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rate, location and tenant improvement allowances. The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

     The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

     The general partners of the Partnership (the "General Partners") are Third Qualified Properties, Inc. and Properties Associates. Third Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner.
Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

     The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

     As of August 31, 1995, the Partnership owns, and has leased back to the sellers, the land related to the two investments referred to under Item 1 above to which reference is made for the name, location and description of each investment. Additionally, the Partnership owns one property directly which was acquired through foreclosure proceedings as noted in Item 1.

     Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                Percent Occupied At
                                                                   Fiscal 1995
                            11/30/94   2/28/95   5/31/95   8/31/95   Average
Appletree Apartments
Omaha, NE                      96%      96%      98%        98%        97%

Woodcroft Shopping Center
Durham, NC
Phase I and Phase II           99%      99%      97%        97%        98%

Westside Creek Apartments
Little Rock, AR                96%      92%      93%        97%        95%

Item 3.  Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Qualified Properties, Inc., and Properties Associates (`PA''), which are the General Partners of the Partnership and affiliates of PaineWebber.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Three, LP, PaineWebber, Third Qualified Properties, Inc. and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Three, LP, also allege that following the sale of the partnership interests, PaineWebber, Third Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Third Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Qualified Properties, Inc., PA and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At August 31, 1995, there were 6,262 record holders of Units in the Partnership. There is currently no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

            PAINEWEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                          SELECTED FINANCIAL DATA
      For the years ended August 31, 1995, 1994, 1993, 1992 and 1991
                   (in thousands, except per Unit data)

                                  1995     1994     1993    1992        1991

Revenues                       $  1,315  $  1,272  $ 1,296  $ 2,062  $ 1,950

Operating income               $    831  $    834  $   852  $ 1,471  $ 1,486

Gain on sale of land           $      -  $      -  $     -  $ 2,479  $     -

Gain on sale of
  investment in
  operating property           $     61  $      -  $     -  $     -  $     -

Income from
 investment property
 held  for sale                $    545  $    551  $   568  $   551  $    454

 Net income                    $   1,437 $  1,385  $ 1,420  $ 4,501  $ 1,940

Per Limited Partnership Unit:

 Net income                    $  39.73  $  38.31  $  39.26 $124.48  $  53.66

 Cash distributions
  from operations              $  35.36  $  35.36  $  37.94 $ 45.69  $ 42.70

 Cash distributions
  from sale, refinancing
  and other disposition
  transactions                 $  42.00  $     -   $232.00  $    -    $    -

Total assets                   $ 16,030  $ 17,350  $17,269  $25,529  $22,776

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

     The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Limited Partnership Units outstanding during each year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership offered Limited Partnership Interests to the public from October 1983 to October 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $35,794,000 were received by the Partnership and, after deducting selling expenses and offering costs, approxi-mately $31,410,000 was invested in six operating property investments in the form of mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has liquidated its Howard Johnson's Hotel mortgage loan and land investments at a loss and has liquidated its Exeter Street Theatre Building mortgage loan and land investments and the investment in the Cordova Creek Apartments at gains. In addition, the Partnership assumed ownership of the Westside Creek Apartments property after foreclosing under the terms of the first mortgage loan. The Partnership's investment in the Cordova Creek Apartments had also been converted to an equity interest in the operating property as a result of foreclosure proceedings carried out by an affiliated partnership. The affiliated partnership which held the majority ownership interest in the Cordova Creek Apartments, PaineWebber Qualified Plan Property Fund Four, LP, sold the property to an unaffiliated third party for $9,100,000 on April 12, 1995. The Partnership had an ownership interest of 3.5% in the Cordova Creek property. The Partnership's share of the net sales proceeds was approximately $311,000, which represented a $61,000 premium over the Partnership's cost basis. A special distribution of $42 per original $1,000 investment, or $1,503,000, was made to Limited Partners on June 15, 1995, which included the Cordova Creek net sales proceeds and a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

  Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during fiscal 1995 and continue to fully support the debt service and land rent payments owed to the Partnership. During the year ended August 31, 1995, the Partnership received additional rent of $47,000 under the terms of the Woodcroft Shopping Center ground lease because cash flow from the property was in excess of certain base amounts specified in the lease agreement. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 98% and 97%, respectively, as of August 31, 1995. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the increased availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high since the time that the terms of such mortgage loans allowed for prepayment. The Appletree loan became prepayable in April 1994. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Woodcroft loan became prepayable without penalty in December 1994. As discussed further below, the borrowers on both of the outstanding loan investments have approached the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance such transactions in the near term, if these transactions are completed the Partnership could be positioned for a possible liquidation pending the disposition of the wholly-owned Westside Creek Apartments, which, as discussed further below, is currently being marketed for sale.

  During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership under the terms of the ground lease as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could force the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $4,850,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

  Subsequent to the end of fiscal 1995, the Partnership received notice from the owner of the Woodcroft Shopping Center of its intent to repay the Partnership's first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. The proposed terms of the transaction would result in the full repayment of the Partnership's mortgage loan of $4,335,000 and the receipt of $1,220,000 as payment in full for obligations owing under the ground lease, representing the repayment of the $500,000 land investment and $720,000 as the Partnership's share of the appreciation in value of the underlying property. The terms of the Partnership's ground lease require that the Partnership agree with the borrower's determination of value for purposes of calculating the Partnership's share of the appreciation in value due under the lease before a sale of the land can be completed. Management believes that the amounts due to the Partnership under the proposed terms reflect the fair value of the underlying property, as supported by the borrower's extensive marketing efforts which resulted in the potential sale transaction and the Partnership's most recent independent appraisal. Accordingly, the Partnership has tentatively agreed to the terms of this transaction. However, the transaction remains contingent on, among other things, the satisfactory completion of the buyer's due diligence and the consummation of the sale transaction. Consequently, there are no assurances that this transaction will be completed. If completed, the proceeds of this transaction would be distributed to the Limited Partners.

  In January 1995, the Partnership executed a purchase and sale agreement to sell the Westside Creek Apartments to an unaffiliated third party for $6,775,000. Subsequently, the prospective purchaser, which is a national pension fund, encountered internal tax regulation compliance issues related to the sale which prevented the sale from closing. Accordingly, management has begun to remarket the property to other potential buyers. However, there are no assurances that a sale transaction will be completed in the near future. Management will base its hold/sell decision with respect to Westside Creek on an assessment of the impact on the overall returns to the Limited Partners. Management continues to believe that the Partnership will realize a substantial gain over its original investment of $4,850,000 upon the eventual sale of the Westside Creek property.
  At August 31, 1995 the Partnership had available cash and cash equivalents of approximately $790,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, repayment of the mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the potential loan prepayment and land sale transactions discussed above are completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such transactions.

RESULTS OF OPERATIONS
1995 Compared to 1994

  The Partnership's net income increased by $52,000 for the year ended August 31, 1995, when compared to the prior year. The primary reason for the increase in net income is the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995. As discussed further above, the Partnership held a 3.5% interest in Cordova Creek and realized a gain of $61,000 from the sale of the property. The gain from the sale of Cordova Creek was partially offset by a decrease in the income from the operations of the Westside Creek Apartments of $6,000 and a decrease in the Partnership's operating income of $3,000. Income from the operations of the Westside Creek Apartments decreased primarily due to an increase in capital improvement expenses over the prior year. Capital improvement expenses increased in connection with preparing the property for a possible sale, as discussed further above. Due the Partnership's policy of accounting for its assets held for sale, capital improvement costs are expensed as incurred. Rental revenues at Westside Creek were up slightly compared to fiscal 1994. The Partnership's net operating income decreased slightly, despite an increase in revenues of $43,000, due to an increase in professional fees. Professional fees increased mainly as a result of legal expenses incurred in connection with the proposed Westside Creek sale transaction which failed to close during fiscal 1995.


1994 Compared to 1993

  The Partnership's net income decreased by $35,000 for the year ended August 31, 1994, when compared to the prior year. The decrease in net income was mainly the result of a decrease in interest earned on invested cash equivalents and a decrease in income from operations of the investment property held for sale. Interest earned on invested cash equivalents decreased by $21,000 during fiscal 1994 as a result of a substantial decrease in the average outstanding balance of cash held by the Partnership. During the quarter ended November 30, 1992, the Partnership held the proceeds from the sale of the Exeter Street Theatre Building investment. These proceeds, of over $8 million, were invested in short-term interest bearing instruments prior to being distributed to the Limited Partners in October 1992. Income from investment property held for sale represents the net operating income of the Westside Creek Apartments property reduced by capital improvement expenses. Net income from the operations of Westside Creek decreased by $17,000, mainly due to an increase in administrative and capital improvement expenses. The increases in administrative and capital improvement expenses were partially offset by a slight increase in rental and other income at Westside Creek. A decline in Partnership general and administrative expenses of $6,000 partially offset the reduction in interest income and income from Westside Creek during fiscal 1994.

1993 Compared to 1992
  The Partnership's net income decreased by $3,081,000 for the year ended
August 31, 1993 when compared to the prior year. The decrease was primarily due to the gain recognized in fiscal 1992 of $2,479,000 from the liquidation of the Exeter Street Theatre Building land and mortgage loan investments on July 31,
1992.   In addition, the Partnership's operating income decreased by $619,000 during fiscal 1993, primarily due to a decrease in revenue from land rents and interest from mortgage loans of $766,000, which were also attributable to the liquidation of the Exeter Street Theatre investments. The decrease in land rents and mortgage loan interest was partially offset by decreases in management fees and amortization expense. Management fees decreased by $29,000 during fiscal 1993 due to the decrease in the adjusted cash flow distributed to the Limited Partners subsequent to the sale of the Exeter Street Theatre Building investment and the return of the capital proceeds to the Limited Partners. Amortization expense decreased $147,000 as a result of the write-off of deferred expenses associated with the Exeter Street Theatre Building investment in the prior year.

  Net income from the operations of the Westside Creek Apartments increased by $16,000 in fiscal 1993, primarily as a result of an increase in revenues of $51,000 due to an increase in occupancy from 94% at August 31, 1992 to 96% at August 31, 1993, along with a slight improvement in rental rates. The increase in revenues was partially offset by an increase in expenses of $35,000 due to the roof replacement of three buildings, parking lot repairs and various landscaping improvements.

Inflation

  The Partnership completed its eleventh full year of operations in fiscal 1995 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.
  The impact of inflation in future periods may be offset, in part, by an increase in revenues because the Partnership's land leases provide for additional rent based upon increases in the revenues of the related operating properties, which would tend to rise with inflation. In addition, the Partnership's wholly-owned apartment complex has leases which are short-term; generally 6 to 12 months. Rental rates on such leases could be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases turn over. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation.

Item 8.  Financial Statements and Supplementary Data

  The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.
                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

     The Managing General Partner of the Partnership is Third Qualified Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                          Office                 Age       to Office

Lawrence A. Cohen    President and Chief Executive Officer  42       5/15/91
Albert Pratt         Director                               84        6/1/83  *
J. Richard Sipes     Director                               48        6/9/94
Walter V. Arnold     Senior Vice President and Chief
                      Financial Officer                     48      10/29/85
James A. Snyder      Senior Vice President                  50        7/6/92
John B. Watts III    Senior Vice President                  42        6/6/88
David F. Brooks      First Vice President and
                      Assistant Treasurer                   53        6/1/83  *
Timothy J. Medlock   Vice President and Treasurer           34        8/4/89
Thomas W. Boland     Vice President                         33       12/1/91
Dorothy F. Haughey   Secretary                              69        6/1/83  **

  The date of incorporation of the Managing General Partner

     (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

     (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

     (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

     Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is a also member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

     Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.


   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

     Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

     John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

     David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

     Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

     Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

    Dorothy F. Haughey is Secretary of the Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI. Ms. Haughey joined PaineWebber in 1962.

     (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

     (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

     The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits and losses. These items are described in Item 13. The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 5.35% to 6.5% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Third Qualified Properties, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, the general partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates was the Initial Limited Partner of the Partnership. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     (b) Neither the directors and officers of the Managing General Partner nor the general partners of the Associate General Partner individually own any Units of Limited Partnership Interest of the Partnership. No director or officer of the Managing General Partner nor the general partners of the Associate General Partner possess a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

     The Managing General Partner of the Partnership is Third Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

     The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

     Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will be distributed, generally, 85% to the Limited Partners, 11.99% to the Adviser as an asset management fee and 3.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 10%-12%, depending upon their date of admission into the Partnership, as defined in the Amended Partnership Agreement.

     In connection with investing Partnership capital, the Adviser earned acquisition fees, paid by both the borrowers and sellers and the Partnership, aggregating not more than 3% of the gross proceeds of the offering.
The Adviser received total acquisition fees of $1,073,820, of which $305,926 was paid by the Partnership. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

     Under the advisory contract, the Adviser has specific management responsibilities to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow distributed to the partners) and an incentive management fee (2% of adjusted cash flow distributed to the partners, subordinated to a noncumulative annual return to the Limited Partners equal to 9% based upon their adjusted capital contribution), in addition to the asset management fee described above for services rendered. Basic and asset management fees of $89,000 were earned for the year ended August 31, 1995. No incentive management fees have been earned to date.

     All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of residual proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no residual proceeds, tax loss or taxable income from a sale or refinancing will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1995 is $178,000 representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 (included in general and administrative expenses) during fiscal 1995 for managing the Partnership's cash assets. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


  (a) The following documents are filed as part of this report:

      (1) and (2)   Financial Statements and Schedules:

          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

          Financial statements for the properties securing the Partnership's mortgage loans have not been included since the Partnership has no contractual right to the information and cannot otherwise practicably obtain the information.

      (3) Exhibits:

          The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

  (b) No reports on Form 8-K were filed during the last quarter of fiscal 1995.

  (c) Exhibits

          See (a)(3) above.

  (d) Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.





                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PAINE WEBBER QUALIFIED PLAN
                         PROPERTY FUND THREE, LP


                         By: Third Qualified Properties, Inc.
                             Managing General Partner



                         By: /s/ Lawrence A. Cohen
                              Lawrence A. Cohen
                              President and Chief Executive
                              Officer



                         By: /s/ Walter V. Arnold
                             Walter V. Arnold
                             Senior Vice President and
                             Chief Financial Officer



                         By: /s/ Thomas W. Boland
                             Thomas W. Boland
                             Vice President
Dated:  November 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:  /s/ Albert Pratt              Date:   November 27, 1995
     Albert Pratt
     Director



By:  /s/ J. Richard Sipes          Date:   November 27, 1995
    J. Richard Sipes
    Director






                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP


                               INDEX TO EXHIBITS




                                               PAGE NUMBER IN
EXHIBIT NO.    DESCRIPTION OF DOCUMENT         THE REPORT OR
                                               OTHER REFERENCE


(3) and (4)    Prospectus of the               Filed with the
               Registrant dated                Commission
               October 14, 1983, as            pursuant to Rule
               supplemented, with              424(c) and
               particular reference            incorporated
               to the Restated                 herein by
               Certificate and                 reference.
               Agreement of Limited
               Partnership

(10)           Material contracts              Filed with the
               previously filed as             Commission
               exhibits to                     pursuant to
               registration                    Section 13 or
               statements and                  15(d) of the
               amendments thereto              Securities
               of the registrant               Exchange Act of
               together with all               1934 and
               such contracts filed            incorporated
               as exhibits of                  herein by
               previously filed                reference.
               Forms 8-K and Forms
               10-K are hereby
               incorporated herein
               by reference.

(13)           Annual Reports to               No Annual Report
               Limited Partners                for the year
                                               ended August 31,
                                               1995 has been
                                               sent to the
                                               Limited Partners.
                                               An Annual Report
                                               will be sent to
                                               the Limited
                                               Partners
                                               subsequent to
                                               this filing.






                           ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A)(1) AND (2) AND 14(D)

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                      Reference


  Paine Webber Qualified Plan Property Fund Three, LP:

     Report of independent auditors                       F-2

     Balance sheets as of August 31, 1995 and 1994        F-3

     Statements of income for the years ended August
       31, 1995, 1994 and 1993                            F-4

     Statements of changes in partners' capital for
       the years ended August 31, 1995, 1994 and 1993     F-5

     Statements of cash flows for the years ended
       August 31, 1995, 1994 and 1993                     F-6

     Notes to financial statements                        F-7

     Financial Statement Schedules:

        Schedule - III  Real Estate Owned                F-13
        Schedule - IV Investments in Mortgage Loans
          on Real Estate                                 F-14


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.


                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Qualified Plan Property Fund Three, LP:

     We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Three, LP as of August 31, 1995 and 1994, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included
the financial statement schedules listed in the Index at Item 14(a).   These
financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Three, LP at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.









                                   /s/ ERNST & YOUNG LLP
                                   ERNST & YOUNG LLP


Boston, Massachusetts
November 20, 1995




              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                                 BALANCE SHEETS
                            August 31, 1995 and 1994
                      (In Thousands, except per Unit data)
                                    ASSETS
                                                         1995        1994

Real estate investments:
   Investment property held for sale                   $  4,720     $ 4,720
   Investment in operating property                           -         250
   Land                                                   1,150       1,150
   Mortgage loans receivable                              9,185       9,185
                                                         15,055      15,305

Cash and cash equivalents                                   790       1,854
Interest receivable                                          85          85
Tax and tenant security deposit escrows                      73          71
Prepaid expenses                                             14          18
Deferred expenses, net of accumulated
   amortization of $429 ($425 in 1994)                       13          17
                                                       $ 16,030     $17,350


                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $        18  $       19
Accounts payable and accrued expenses                       110          83
Tenant security deposits                                     14          14
      Total liabilities                                     142         116

Partners' capital
 General Partners:
   Capital contributions                                      1           1
   Cumulative net income                                    326         311
   Cumulative cash distributions                           (317)       (304)
 Limited Partners ($1,000 per Unit,
  35,794 Units issued):
   Capital contributions, net of offering costs          32,130      32,130
   Cumulative net income                                 22,694      21,272
   Cumulative cash distributions                        (38,946)    (36,176)
      Total partners' capital                            15,888      17,234
                                                       $ 16,030     $17,350








                            See accompanying notes.



              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
               For the years ended August 31, 1995, 1994 and 1993
                      (In Thousands, except per Unit data)

                                              1995       1994        1993
REVENUES:
   Interest from mortgage loans            $  1,021      $1,021      $1,021
   Land rent                                    175         161         164
   Interest earned on cash equivalents           95          65          86
   Other income                                  24          25          25
                                              1,315       1,272       1,296

EXPENSES:
   Management fees                               89          90          90
   General and administrative                   391         344         350
   Amortization of deferred expenses              4           4           4
                                                484         438         444

Operating income                                831         834         852

Gain on sale of investment
  in operating property                          61           -           -

Income from investment
 property held for sale                         545         551         568

Net income                                  $ 1,437      $1,385      $1,420

Net income per Limited
  Partnership Unit                         $  39.73    $  38.31    $  39.26

Cash distributions per
  Limited Partnership Unit                 $  77.36    $  35.36     $269.94

   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each year.














                            See accompanying notes.


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the years ended August 31, 1995, 1994 and 1993
                                 (In Thousands)

                                        General     Limited
                                        Partners    Partners        Total

Balance at August 31, 1992              $   7       $ 25,377       $ 25,384

Net income                                 14          1,406          1,420

Cash distributions                        (14)        (9,662)        (9,676)

BALANCE AT AUGUST 31, 1993                  7         17,121         17,128

Net income                                 14          1,371          1,385

Cash distributions                        (13)        (1,266)        (1,279)

BALANCE AT AUGUST 31, 1994                  8         17,226         17,234

Net income                                 15          1,422          1,437

Cash distributions                        (13)        (2,770)        (2,783)

BALANCE AT AUGUST 31, 1995            $    10       $ 15,878       $ 15,888






















                            See accompanying notes.


              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                  (In Thousands)

                                           1995         1994         1993
Cash flows from operating activities:
   Net income                            $  1,437      $ 1,385      $ 1,420
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Gain on sale of investment
        in operating property                 (61)           -            -
      Amortization of deferred expenses         4            4            4
      Changes in assets and liabilities:
         Interest and land rent receivable      -            -           28
         Prepaid expenses                       4           (5)          (1)
         Tax and tenant security deposit
          escrows                              (2)           5           (3)
         Accounts payable - affiliates         (1)         (29)          (4)
         Accounts payable and accrued
          expenses                             27            3            2
         Tenant security deposits               -            -           (2)
            Total adjustments                 (29)         (22)          24
            Net cash provided by
              operating activities          1,408        1,363        1,444

Cash flows from investing activities:
   Net proceeds from sale of investment
     in operating property                    311            -            -

Cash flows from financing activities:
   Distributions to partners               (2,783)      (1,279)      (9,676)

Net (decrease) increase
 in cash and cash equivalents              (1,064)          84       (8,232)

Cash and cash equivalents,
 beginning of period                        1,854        1,770       10,002

Cash and cash equivalents,
 end of period                          $     790      $ 1,854      $ 1,770




                            See accompanying notes.
1.General

     Paine Webber Qualified Plan Property Fund Three, LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in June 1983 for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leaseback transactions and first mortgage loans. The Partnership authorized the issuance of units (the "Units") of Partnership interests, of which 35,794 (at $1,000 per Unit) were subscribed and issued between October 14, 1983 and October 13, 1984.

     The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating investment properties. To date, the Partnership has sold or been prepaid on its investments with respect to three of the original operating properties, including one during fiscal 1995. As of August 31, 1995, the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding and the Partnership owned one operating property directly as a result of foreclosing on a mortgage loan. As discussed further in Notes 4 and 5, during fiscal 1995 the borrowers on both of the remaining loan investments approached the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance prepayment transactions in the near term, if such transactions were to be completed the Partnership would be positioned for a possible liquidation pending the disposition of the wholly-owned Westside Creek Apartments, which is currently being marketed for sale.

2.Summary of Significant Accounting Policies

     Investment property held for sale represents an asset acquired by the Partnership through foreclosure proceedings on a first mortgage loan. The Partnership's policy is to carry this asset at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the asset at the date of foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure would be recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset would result in a reduction of the valuation allowance, but not below zero. All costs incurred to hold the asset are charged to expense and no depreciation expense is recorded.

     The Partnership's investments in land subject to ground leases are carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. None of the Partnership's land investments were held for sale as of August 31, 1995 or 1994. The Partnership has reviewed FAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of', which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

     Mortgage loans receivable are carried at cost. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent.

     Deferred expenses consist of legal fees incurred in connection with the organization of the Partnership and acquisition fees paid to PaineWebber Properties Incorporated (the "Adviser") as compensation for analyzing, structuring and negotiating the Partnership's real estate investments. These expenses are being amortized using the straight-line method over sixty-month and twelve- to fifteen-year periods, respectively.

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


3.The Partnership Agreement and Related Party Transactions

     The Managing General Partner of the Partnership is Third Qualified Properties, Inc., a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

     The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

     Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will be distributed, generally, 85% to the Limited Partners, 11.99% to the Adviser as an asset management fee and 3.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 10%-12%, depending upon their date of admission into the Partnership, as defined in the Amended Partnership Agreement.

     In connection with investing Partnership capital, the Adviser earned acquisition fees, paid by both the borrowers and sellers and the Partnership,
aggregating not more than 3% of the gross proceeds of the offering.   The
Adviser received total acquisition fees of $1,073,820, of which $305,926 was paid by the Partnership. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.


     Under the advisory contract, the Adviser has specific management responsibilities to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow distributed to the partners) and an incentive management fee (2% of adjusted cash flow distributed to the partners, subordinated to a noncumulative annual return to the Limited Partners equal to 9% based upon their adjusted capital contribution), in addition to the asset management fee described above for services rendered. Basic and asset management fees of $89,000, $90,000 and $90,000 were earned for the years ended August 31, 1995, 1994 and 1993, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at August 31, 1995 and 1994 consists of management fees of $18,000 and $19,000, respectively, payable to the Adviser.

     All taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of residual proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no residual proceeds, tax loss or taxable income from a sale or refinancing will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The Managing General Partner and the Adviser are reimbursed for their direct expenses relating to the offering of Units, the administration of the


Partnership and the acquisition and operations of the Partnership's real property investments.

     Included in general and administrative expenses for the years ended August 31, 1995, 1994 and 1993 is $178,000, $159,000 and $155,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $5,000, and $8,000 (included in general and administrative expenses) during fiscal 1995, 1994 and 1993, respectively, for managing the Partnership's cash assets.

4.Mortgage Loan and Land Investments

     The following first mortgage loans were outstanding at August 31, 1995 and 1994 (in thousands):

                                                                     Date of
                               Amount of Loan                        Loan and
        Property              1995          1994     Interest Rate   Maturity

      Appletree Apartments  $  4,850     $ 4,850       11.00%         5/8/84
      Omaha, NE                                                       6/1/99


      Woodcroft Shopping
       Center
      Durham, NC:
         Phase I               3,100       3,100       11.25%         12/17/84
                                                                      12/17/96

         Phase II              1,235       1,235       11.25%         11/29/85
                                                                      12/17/96

                             $ 9,185     $ 9,185



     The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.

     In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1995 and 1994 (in thousands):


                                    Cost of Land
                                 to the Partnership             Annual
           Property               1995          1994           Base Rent

  Appletree Apartments          $   650         $  650         $ 72

  Woodcroft Shopping Center         500            500         $ 56
                                 $1,150         $1,150


     The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross
revenues in excess of a base amount, as defined.   For the years ended August
31, 1995, 1994 and 1993, additional rents of $47,000, $33,000 and $36,000, respectively, were earned from the Woodcroft Shopping Center investment. The lessees have the option to purchase the land for specified periods of time at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

     The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the property as they increase above a specified base amount. In addition, the Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to repurchase the land, generally, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.

     During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could force the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $4,850,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

     Subsequent to the end of fiscal 1995, the Partnership received notice from the owner of the Woodcroft Shopping Center of its intent to repay the Partnership's first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. The proposed terms of the transaction would result in the full repayment of the Partnership's mortgage loan of $4,335,000 and the receipt of $1,220,000 as payment in full for obligations owing under the ground lease, representing the repayment of the $500,000 ground investment and $720,000 as the Partnership's share of the appreciation in value of the underlying property. The terms of the Partnership's ground lease require that the Partnership agree with the borrower's determination of value for purposes of calculating the Partnership's share of the appreciation in value due under the lease before a sale of the land can be completed. Management believes that the amounts due to the Partnership under the proposed terms reflect the fair market value of the underlying property, as supported by the borrower's extensive marketing efforts which resulted in the potential sale transaction and the Partnership's most recent independent appraisal. Accordingly, the Partnership has tentatively agreed to the terms of this transaction. However, the transaction remains contingent on, among other things, the satisfactory completion of the buyer's due diligence and the consummation of the sale transaction. Consequently, there are no assurances that this transaction will be completed. If completed, the proceeds of this transaction would be distributed to the Limited Partners.

5.Investment Property Held for Sale

     On March 23, 1989, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments due to nonpayment of the required debt service. The Adviser has employed a local management company to operate the property on the Partnership's behalf.

     The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in a reduction in the valuation allowance, but not below zero.

     The Partnership recognizes income from the investment property held for sale in the amount of the excess of the property's gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results for the years ended August 31, 1995, 1994 and 1993 are as follows (in thousands):


                                              1995        1994         1993

      Rental income                           $ 937       $ 924       $ 909
      Other income                               33          34          30
                                                970         958         939

      Property operating expenses               338         324         291
      Property taxes and insurance               87          83          80
                                                425         407         371
      Income from investment
        property held for sale               $  545       $ 551       $ 568


     During the quarter ended February 28, 1995, the Partnership executed a purchase and sale agreement to sell the Westside Creek Apartments to an unaffiliated third party for $6,775.000. Subsequently, the prospective purchaser, which is a national pension fund advisor, encountered internal tax regulation compliance issues related to the sale which prevented the sale from closing. Accordingly, management has begun to actively remarket the property to other potential buyers. There are no assurances that a sale transaction will be completed in the near future. The Westside Creek investment was originally made by the Partnership on July 1, 1985 and was structured as a ground lease and first leasehold mortgage. The total investment by the Partnership was comprised of the land, purchased for $215,000, and a $4,635,000 mortgage loan secured by the improvements.

6.Investment in Operating Property


     On February 20, 1990, an affiliate of the Partnership, which held the mortgage and land lease on the Cordova Creek Apartments, foreclosed on the property due to nonpayment of the required interest payments. The Partnership had held a 3.5% interest in the mortgage loan and land investments through an agreement with this affiliate. Subsequent to foreclosure, the Partnership recorded its investment at the net combined carrying value of its previous interest in the land and mortgage loan of $250,000. The Partnership's investment, which consisted of a 3.5% equity ownership in the operations and eventual sales proceeds of the Cordova Creek property, was accounted for on the cost method. Accordingly, distributions which were received from the operations of Cordova Creek were recorded as income when received, to the extent that they represented current earnings. The Partnership received distributions from the current earnings of the Cordova Creek property totalling $24,000, $25,000 and $21,000 in fiscal 1995, 1994 and 1993, respectively. Such amounts have been recorded as other income on the Partnership's statements of income.

     The affiliate which held the majority ownership interest in the operating property sold the Cordova Creek Apartments to an unaffiliated third party on April 12, 1995. The Partnership's share of the net sales proceeds was $311,000, resulting in a $61,000 gain over the Partnership's cost basis of $250,000. A special distribution of $42 per original $1,000 investment, or $1,503,000, was made to Limited Partners on June 15, 1995, which represented $9 from Cordova Creek net sales proceeds and $33 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.



7.Subsequent Events


     On October 13, 1995 the Partnership distributed $292,000 to the Limited Partners, $3,000 to the General Partners and $3,000 to the Adviser as asset management fees for the quarter ended August 31, 1995.

8.Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

SCHEDULE III - REAL ESTATE OWNED

              PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                AUGUST 31, 1995
                                 (In Thousands)

                                      Gross Amount at
                         Cost of      Which Carried   Date of
                        Investment to  at Close of    Original      Size of
Description             Partnership (A)  Period  (A)  Investment    Investment

Land underlying         $  650        $  650             5/8/84      16.2 acres
Apartment Complex (B)
Omaha, NE

Land underlying            500           500             12/17/84    12 acres
Shopping Center (B)
Durham, NC


Apartment Complex        4,850         4,720  (1)        7/1/85      11.4 acres
Little Rock, AR                                                      of land;
                                                                     142 units

                        $6,000        $5,870



Notes:

  (A) These amounts represent the cost of each investment and the gross amount at which the investment is carried on the balance sheet at August 31, 1995. The aggregate cost for federal income tax purposes at August 31, 1995 is approximately $6,125,000.

  (B) Senior mortgages on the properties related to the land investments listed above are held by Paine Webber Qualified Plan Property Fund Three, LP. See Schedule IV.

  (C)     Reconciliation of real estate owned (in thousands):


                                           1995         1994       1993

      Balance at beginning of year        $6,120      $6,120      $6,120
      Acquisitions                             -           -           -
      Sale of investment in
       operating property (2)               (250)          -           -
      Balance at end of year              $5,870      $6,120      $6,120



(1) The Partnership foreclosed on the mortgage loan secured by the property on March 23, 1989. A loss of $130,000 related to the foreclosure was recorded in fiscal 1989. The cost of the land and the face amount of the related mortgage loan were adjusted for the loss on foreclosure and were reclassified to investment property held for sale. See discussion in Note 5 to the financial statements.

(2) See discussion in Note 6 to the accompanying financial statements regarding the sale in 1995 of the Cordova Creek Apartment complex.

SCHEDULE IV - INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE
                      PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                                          AUGUST 31, 1995
                                                           (In Thousands)
                                                                                                                  Principal
                                                                                                                  amount of
                                                                                                                  loans subject
                                                                                      Face            Carrying    to delinquent
                                                Final maturity      Periodic          amount of       amount of    principal
      Description       Interest rate             Date              payment terms     mortgage        mortgage     or interest
  FIRST MORTGAGE LOANS:

 Apartments                 11%                  May 8, 1999         Interest         $ 4,850      $ 4,850                   -
 Omaha, Nebraska                                                     monthly,
                                                                     principal
                                                                     at maturity

 Shopping Center            11.25%               December 17, 1996   Interest         $ 3,100      $ 3,100                   -
 Durham, North Carolina                                              monthly,


 Phase I                                                             principal
                                                                     at maturity

 Phase II                   11.25%               December 17, 1996   Interest         $ 1,235      $ 1,235                   -
                                                                     monthly,
                                                                     principal
                                                                     at maturity      $ 9,185      $ 9,185                   -

                                      1995             1994               1993

Balance at beginning of year      $  9,185           $ 9,185           $ 9,185
Reductions during year:
   Repayments                            -                 -                 -
Balance at close of year          $  9,185           $ 9,185           $ 9,185