Form 10-Q
period 1995-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1996-01-11
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                       Commission File Number:    0-17147


             PAINE WEBBER  QUALIFIED PLAN PROPERTY FUND THREE, LP
           (Exact name of  registrant as specified in its charter)


Delaware                                                04-2798638
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)
Identification No.)


265 Franklin Street, Boston, Massachusetts                             02110
(Address of principal executive offices)                              (Zip
Code)


Registrant's telephone number, including area code        (617)
439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____










             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                BALANCE SHEETS
                    November 30, 1995 and August 31, 1995
                                 (Unaudited)
                                (In thousands)
                                    ASSETS
                                                 November 30      August 31

Real estate investments:
    Investment property held for sale               $  4,720       $  4,720
    Land                                               1,150          1,150
    Mortgage loans receivable                          9,185          9,185
                                                   ---------     ----------
                                                      15,055         15,055

Cash and cash equivalents                                829            790
Interest receivable                                       85             85
Tax and tenant security deposit escrows                   38             73
Prepaid expenses                                          10             14
Deferred expenses, net                                    12             13
                                                    ---------    -----------
                                                    $ 16,029       $ 16,030
                                                    ========       ========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                   $         18    $        18
Accounts payable and accrued expenses                     46            110
Tenant security deposits                                  14             14
Partners' capital                                     15,951         15,888
                                                   ---------      ---------
                                                    $ 16,029       $ 16,030
                                                    ========       ========


                  STATEMENTS  OF  CHANGES  IN  PARTNERS'  CAPITAL
               For the three months ended November 30, 1995 and 1994
                                 (Unaudited)
                                (In thousands)
                                                      General       Limited
                                                      Partners      Partners

Balance at August 31, 1994                           $    8         $17,226
Net income                                                4             375
Cash distributions                                       (3)           (316)
                                                    -------       ---------
Balance at November 30, 1994                         $    9         $17,285
                                                     ======         =======

Balance at August 31, 1995                           $   10         $15,878
Net income                                                3             355
Cash distributions                                       (3)           (292)
                                                    -------      ----------
Balance at November 30, 1995                         $   10         $15,941
                                                     ======         =======


                           See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                             STATEMENTS OF INCOME
            For the three months ended November 30, 1995 and 1994
                                 (Unaudited)
                     (In thousands, except per Unit data)


                                                       1995             1994
                                                       ----             ----

Revenues:
   Interest from mortgage loans                        $ 255            $ 255
   Land rent                                              33               34
   Interest earned on short-
     term investments                                     10               23
   Other income                                            -                6
                                                    --------        ---------
                                                         298              318

Expenses:
   Management fees                                        21               23
   General and administrative                             68               68
   Amortization of deferred expenses                       1                1
                                                   ---------        ---------
                                                          90               92
                                                    --------         --------

Operating income                                         208              226

Income from operations of
   investment property held
   for sale, net                                         150              153
                                                     -------          -------

Net income                                            $  358           $  379
                                                      ======           ======

Net income per Limited
  Partnership Unit                                       $9.91          $10.48
                                                         =====          ======

Cash distributions per Limited
  Partnership Unit                                       $8.16         $  8.84
                                                         =====         =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.











                           See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                           STATEMENTS  OF CASH FLOWS
      For the three  months ended November 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                (In thousands)



                                                         1995           1994
                                                         ----           ----
Cash flows from operating activities:
  Net income                                          $    358        $   379
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization of deferred expenses                         1              1
   Changes in assets and liabilities:
   Tax and tenant security deposit escrows                  35             36
   Prepaid expenses                                          4              8
   Accounts payable and accrued expenses                   (64)           (43)
                                                    ----------      ---------
      Total adjustments                                    (24)             2
                                                    ----------     ----------
      Net cash provided by operating activities            334            381

Cash flows from financing activities:
  Distributions to partners                               (295)          (320)
                                                     ---------      ----------

Net increase in cash and cash equivalents                   39             61

Cash and cash equivalents, beginning of period             790          1,854
                                                     ---------       --------

Cash and cash equivalents, end of period              $    829        $ 1,915
                                                      ========        =======





















                           See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                        Notes to Financial Statements
                                 (Unaudited)




1. General

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1995.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Mortgage Loan and Land Investments

   The outstanding first mortgage loans and the cost of the related land to the Partnership at November 30, 1995 and August 31, 1995 are as follows (in thousands):

                                    Amount of
     Property                      Mortgage Loan       Cost of Land

     Appletree Apartments             $ 4,850               $  650
     Omaha, NE

     Woodcroft Shopping Center
     Durham, NC
     Phase I                            3,100                  360
     Phase II                           1,235                  140

                                      $ 9,185               $1,150
                                      =======               ======

   The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the three months ended November 30, 1995, additional rent of $1,000 was earned from the Woodcroft Shopping Center investment. For the three months ended November 30, 1994, additional rent of $2,000 was earned from the Woodcroft Shopping Center investment. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of November 30, 1995, all of the options to purchase the land underlying the above properties were exercisable. The Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.

   During fiscal 1995, the Partnership received formal notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Appletree property cannot be determined with certainty at the present time. The terms of the Appletree mortgage loan would require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance. If completed, the proceeds of this prepayment transaction would be distributed to the Limited Partners. However, the prepayment transaction remains contingent on, among other things, the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

3. Investment Properties

   As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of November 30, 1995 and August 31, 1995.

   The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three months ended November 30, 1995 and 1994 are as follows (in thousands):

                                                        1995            1994
                                                        ----            ----
   Revenues:
     Rental income                                    $  246           $  239
     Other income                                          9                8
                                                  ----------        ---------
                                                         255              247
   Expenses:
     Property operating expenses                          84               74
     Property taxes and insurance                         21               20
                                                  ----------        ---------
                                                         105               94
                                                   ---------        ---------
   Income from operations, net                      $    150          $   153
                                                    ========          =======

   As discussed further in the Annual Report, an affiliate of the Partnership, which held the mortgage and land lease on the Cordova Creek Apartments, foreclosed on the property in fiscal 1990 due to nonpayment of the required interest payments. The Partnership had held a 3.5% interest in the mortgage loan and land investments through an agreement with this affiliate. Subsequent to foreclosure, the Partnership recorded its investment at the net combined carrying value of its previous interest in the land and mortgage loan of $250,000. The Partnership's investment, which consisted of a 3.5% equity ownership in the operations and eventual sales proceeds of the Cordova Creek property, was accounted for on the cost method. The affiliate which held title to the operating property sold the Cordova Creek Apartments to an unaffiliated third party on April 12, 1995. The Partnership's share of the net sales proceeds was approximately $311,000, resulting in a $61,000 gain over the Partnership's cost basis of $250,000, which was recognized in the third quarter of fiscal 1995. A special distribution of $42 per original $1,000 investment, or $1,503,000, was made to Limited Partners on June 15, 1995, which represented approximately $9 from Cordova Creek net sale proceeds and $33 as a distribution from cash reserves which were deemed to be in excess of the Partnership's expected future requirements.

4.  Related Party Transactions

   The Adviser earned basic management fees of $21,000 and $23,000 for the three-month periods ended November 30, 1995 and 1994, respectively. Accounts payable - affiliates at both November 30, 1995 and August 31, 1995 consists of management fees of $18,000 payable to the Adviser.

   Included in general and administrative expenses for the three months ended November 30, 1995 and 1994 is $37,000 and $43,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended November 30, 1995 is $3,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

   Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during fiscal 1995 and continue to fully support the debt service and land rent payments owed to the Partnership. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 96% and 97%, respectively, as of November 30, 1995. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the increased availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high since the time that the terms of such mortgage loans allowed for prepayment. The Appletree loan became prepayable in April 1994. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Woodcroft loan became prepayable without penalty in December 1994. As discussed further below, the borrowers on both of the outstanding loan investments have approached the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance such transactions in the near term, if these transactions are completed the Partnership could be positioned for a possible liquidation pending the disposition of the wholly-owned Westside Creek Apartments, which is currently being marketed for sale.

   During the first quarter of fiscal 1996, the Partnership received notice from the owner of the Woodcroft Shopping Center of its intent to repay the Partnership's first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. The proposed terms of the transaction would have resulted in the full repayment of the Partnership's mortgage loan of $4,335,000 and the receipt of $1,220,000 as payment in full for obligations owing under the ground lease, representing the repayment of the $500,000 land investment and $720,000 as the Partnership's share of the appreciation in value of the underlying property. Subsequent to the end of the first quarter, however, the prospective buyer was unable to secure the necessary financing to close the sale. As a result, the offer to purchase the Partnership's land and repay the outstanding mortgage loan was withdrawn. It is uncertain at this time whether the borrower will make another offer to prepay the mortgage loan and purchase the underlying land during fiscal 1996.

   As discussed in the Annual Report, during the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership under the terms of the ground lease as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $4,850,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

   At November 30, 1995 the Partnership had available cash and cash equivalents of approximately $829,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, repayment of the mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the potential loan prepayment and land sale transactions discussed above are completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such transactions.

Results of Operations

Three Months Ended November 30, 1995

      The Partnership's net income decreased by $21,000 for the three month period ended November 30, 1995 when compared to the same period in the prior year. The decrease in net income resulted from a decrease in the Partnership's operating income of $18,000 and a decline in the net income from the operations of the wholly-owned Westside Creek Apartments of $3,000. Operating income decreased due to decreases in interest earned on short-term investments and other income. Interest earned on short-term investments decreased by $12,000 due to a decrease in the Partnership's average outstanding cash reserve balances as a result of the distribution to the Limited Partners of excess cash reserves during the fourth quarter of fiscal 1995. This distribution was included with the distribution of the proceeds from the sale of the Cordova Creek Apartments. Other income of $6,000 in the prior year represented cash flow distributions from the Partnership's interest in the Cordova Creek Apartments. No such amounts were received in the current quarter as a result of the sale of the Cordova Creek Apartments in April 1995. The decrease in net income from the operations of the Westside Creek Apartments was mainly due to an increase to utility expenses.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in the Partnership's annual report on Form 10-K for the period ended August 31, 1995, in November 1994, a series of purported class actions
(the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The status of such litigation remains unchanged at the present time. Refer to the description of the claims in the fiscal 1995 annual report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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


Dated:  January 12, 1996