Form 10-Q
period 1996-02-29
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1996-04-11
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

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

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 BALANCE SHEETS
                February 29, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)
                                     ASSETS
                                                 February 29      August  31

Real estate investments:
    Investment property held for sale               $  4,720       $  4,720
    Land                                               1,150          1,150
    Mortgage loans receivable                          9,185          9,185
                                                   ---------       --------
                                                      15,055         15,055

Cash and cash equivalents                                878            790
Interest receivable                                       85             85
Tax and tenant security deposit escrows                   55             73
Prepaid expenses                                           7             14
Deferred expenses, net                                    11             13
                                                  ----------      ---------
                                                   $  16,091       $ 16,030
                                                   =========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $       18      $      18
Accounts payable and accrued expenses                     67            110
Tenant security deposits                                  14             14
Partners' capital                                     15,992         15,888
                                                  ----------      ---------
                                                   $  16,091       $ 16,030
                                                   =========       ========


                  STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL
        For the six months ended February 29, 1996 and February 28, 1995
                                   (Unaudited)
                                 (In thousands)
                                                    General        Limited
                                                    Partners       Partners

Balance at August 31, 1994                           $    8         $17,226
Net income                                                7             725
Cash distributions                                       (6)           (633)
                                                     ------         -------
Balance at February 28, 1995                         $    9         $17,318
                                                     =======        =======

Balance at August 31, 1995                           $   10         $15,878
Net income                                                7             687
Cash distributions                                       (6)           (584)
                                                     ------         -------
Balance at February 29, 1996                         $   11         $15,981
                                                     ======         =======


                             See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
  For the three and six months ended February 29, 1996 and February 28, 1995
                                 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended     Six Months Ended
                                      February 29/28,      February 29/28,
                                     1996       1995        1996        1995
                                     ----       ----        ----        ----
Revenues:
   Interest from mortgage loans     $ 256       $ 255       $ 511      $  511
   Land rent                           48          54          81          89
   Interest earned on short-
     term investments                  11          27          21          50
   Other income                         -           7           -          13
                                    -----       -----       -----      ------
                                      315         343         613         663

Expenses:
   Management fees                     21          22          42          45
   General and administrative         104         111         172         180
   Amortization of deferred expenses    1           1           2           2
                                    -----       -----       -----      ------
                                      126         134         216         227
                                    -----       -----       -----      ------

Operating income                      189         209         397         436

Income from operations of
   investment property held
   for sale, net                      147         144         297         296
                                    -----       -----       -----      ------

Net income                        $   336      $  353    $    694      $  732
                                  =======      ======    ========      ======

Net income per Limited
  Partnership Unit                   $9.26       $9.77      $19.17      $20.25
                                     =====       =====      ======      ======

Cash distributions per Limited
  Partnership Unit                   $8.16     $  8.84      $16.32      $17.68
                                     =====     =======      ======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.











                             See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 29, 1996 and February 28, 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)



                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
  Net income                                           $   694        $   732
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization of deferred expenses                         2              2
   Changes in assets and liabilities:
     Tax and tenant security deposit escrows                18             22
     Prepaid expenses                                        7             12
     Accounts payable and accrued expenses                 (43)           (31)
     Tenant security deposits                                -             (1)
                                                       -------        -------
      Total adjustments                                    (16)             4
                                                       -------        -------
      Net cash provided by operating activities            678            736

Cash flows from financing activities:
  Distributions to partners                               (590)          (639)
                                                       -------        -------

Net increase in cash and cash equivalents                   88             97

Cash and cash equivalents, beginning of period             790          1,854
                                                       -------        -------

Cash and cash equivalents, end of period             $     878        $ 1,951
                                                     =========        =======





















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

2. Mortgage Loan and Land Investments

   The outstanding first mortgage loans and the cost of the related land to the Partnership at February 29, 1996 and August 31, 1995 are as follows (in thousands):

                                    Amount of
     Property                      Mortgage Loan         Cost of Land

     Appletree Apartments             $ 4,850               $  650
     Omaha, NE

     Woodcroft Shopping Center
     Durham, NC
     Phase I                            3,100                  360
     Phase II                           1,235                  140
                                     --------               ------

                                      $ 9,185               $1,150
                                      =======               ======

   The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the six months ended February 29, 1996, additional rent of $17,000 was earned from the Woodcroft Shopping Center investment. For the six months ended February 28, 1995, additional rent of $25,000 was earned from the Woodcroft Shopping Center investment. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of February 29, 1996, all of the options to purchase the land underlying the above properties were exercisable. The Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.

   During fiscal 1995, the Partnership received formal notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the Appletree mortgage loan would require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance if the transaction were to close prior to May 1996. Subsequent to April 1996, the prepayment penalty declines to 2.5%. If completed, the proceeds of this prepayment transaction would be distributed to the Limited Partners. However, the prepayment transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

3. Investment Properties

   As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of February 29, 1996 and August 31, 1995.

   The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three and six months ended February 29, 1996 and February 28, 1995 are as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                       February 29/28,        February 29/28,
                                    1996        1995       1996           1995
                                    ----        ----       ----           ----

   Revenues:
     Rental income                $ 246      $  233       $ 492         $ 471
     Other income                     7           9          15            17
                                  -----       -----       -----         -----
                                    253         242         507           488
   Expenses:
     Property operating expenses     85          77         168           151
     Property taxes and insurance    21          21          42            41
                                   -----      -----       -----         -----
                                    106          98         210           192
                                  -----       -----       -----         -----
   Income from operations, net    $ 147      $  144       $ 297        $  296
                                  =====      ======       =====        ======

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

4.  Related Party Transactions

   The  Adviser  earned  basic  management  fees of $42,000  and $45,000 for the six-month periods ended February 29, 1996 and February 28, 1995, respectively. Accounts payable - affiliates at both February 29, 1996 and August 31, 1995 consists of management fees of $18,000 payable to the Adviser.

   Included in general and administrative expenses for the six months ended February 29, 1996 and February 28, 1995 is $78,000 and $89,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for each of the six months ended February 29, 1996 and February 28, 1995 is $3,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

   Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during the first half of fiscal 1996 and continue to fully support the debt service and land rent payments owed to the Partnership. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 97% and 100%, respectively, as of February 29, 1996. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high since the time that the terms of such mortgage loans allowed for prepayment. The Appletree loan became prepayable in April 1994. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Woodcroft loan became prepayable without penalty in December 1994. As discussed further below, the borrowers on both of the outstanding loan investments have approached the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance such transactions in the near term, if these transactions are completed the Partnership could be positioned for a possible liquidation pending the disposition of the wholly-owned Westside Creek Apartments.

   During the first quarter of fiscal 1996, the Partnership received notice from the owner of the Woodcroft Shopping Center of its intent to repay the Partnership's first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. The proposed terms of the transaction would have resulted in the full repayment of the Partnership's mortgage loan of $4,335,000 and the receipt of $1,220,000 as payment in full for obligations owing under the ground lease, representing the repayment of the $500,000 land investment and $720,000 as the Partnership's share of the appreciation in value of the underlying property. During the current quarter, however, the prospective buyer was unable to secure the necessary financing to close the sale. As a result, the offer to purchase the Partnership's land and repay the outstanding mortgage loan was withdrawn. It is uncertain at this time whether the borrower will make another offer to prepay the mortgage loan and purchase the underlying land during fiscal 1996.

   As discussed in the Annual Report, during the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The amount to be received by the Partnership under the terms of the ground lease as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 3.75% of the outstanding principal balance of $4,850,000 if the transaction were to close prior to May 1996. Subsequent to April 1996, the prepayment penalty declines to 2.5%. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the borrower obtaining sufficient financing to repay its obligations to the Partnership. Accordingly, there are no assurances that this transaction will be consummated.

   At February 29, 1996, the Partnership had available cash and cash equivalents of approximately $878,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, repayment of the mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the potential loan prepayment and land sale transactions discussed above are completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such transactions.

Results of Operations

Three Months Ended February 29, 1996

      The Partnership's net income decreased by $17,000 for the three month period ended February 29, 1996 when compared to the same period in the prior year. The decrease in net income resulted from a decrease in the Partnership's operating income of $20,000. Operating income decreased due to decreases in interest earned on short-term investments and other income. Interest earned on short-term investments decreased by $16,000 due to a decrease in the Partnership's average outstanding cash reserve balances as a result of the distribution to the Limited Partners of Partnership cash reserves that exceeded future portfolio requirements during the fourth quarter of fiscal 1995. This distribution was included with the distribution of the proceeds from the sale of the Cordova Creek Apartments. Other income of $7,000 in the prior year represented cash flow distributions from the Partnership's interest in the Cordova Creek Apartments. No such amounts were received in the current quarter as a result of the sale of the Cordova Creek Apartments in April 1995. In addition, additional land rent revenue from the Woodcroft Shopping Center decreased by $6,000 when compared to the same period in the prior year. The decrease in the Partnership's operating income was partially offset by an increase in the net income from the operations of the Westside Creek Apartments of $3,000 mainly due to an increase in rental income.

Six Months Ended February 29, 1996

      The Partnership's net income decreased by $38,000 for the six month period ended February 29, 1996 when compared to the same period in the prior year. The decrease in net income resulted from a decrease in the Partnership's operating income of $39,000. Operating income decreased due to decreases in interest earned on short-term investments and other income. Interest earned on short-term investments decreased by $29,000 due to a decrease in the Partnership's average outstanding cash reserve balances as a result of the distribution to the Limited Partners of Partnership cash reserves that exceeded future portfolio requirements during the fourth quarter of fiscal 1995. This distribution was included with the distribution of the proceeds from the sale of the Cordova Creek Apartments. Other income of $13,000 in the prior year represented cash flow distributions from the Partnership's interest in the Cordova Creek Apartments. No such amounts were received in the current six-month period as a result of the sale of the Cordova Creek Apartments in April 1995. In addition, additional land rent revenue from the Woodcroft Shopping Center decreased by $8,000 when compared to the same period in the prior year. The decrease in the Partnership's operating income for the current six-month period was partially offset by an increase in the net income from the operations of the Westside Creek Apartments of $1,000 mainly due to an increase in rental income.

                                     PART II
Other Information

Item 1. Legal Proceedings

     As previously disclosed, Third Qualified Properties, Inc. and Properties Associates, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Qualified Plan Property Fund Three, LP. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

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


Dated:  April 13, 1996