Form 10-Q
period 1996-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1996-07-10
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                       Commission File Number:    0-17147


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
              (Exact name ofregistrant as specified in its charter)


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

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 BALANCE SHEETS
                  May 31, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)
                                     ASSETS
                                                      May 31       August 31
                                                      ------       ---------

Real estate investments:
    Investment property held for sale               $  4,720       $  4,720
    Land                                               1,150          1,150
    Mortgage loans receivable                          9,185          9,185
                                                    --------       --------
                                                      15,055         15,055

Cash and cash equivalents                                930            790
Interest receivable                                       85             85
Tax and tenant security deposit escrows                   73             73
Prepaid expenses                                           3             14
Deferred expenses, net                                    10             13
                                                    --------       --------
                                                    $ 16,156       $ 16,030
                                                    ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      18      $      18
Accounts payable and accrued expenses                     60            110
Tenant security deposits                                  14             14
Partners' capital                                     16,064         15,888
                                                    --------       --------
                                                    $ 16,156       $ 16,030
                                                    ========       ========


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 For the nine months ended May 31, 1996 and 1995
                                   (Unaudited)
                                 (In thousands)
                                                    General        Limited
                                                    Partners       Partners
                                                    -------        --------

Balance at August 31, 1994                          $     8         $17,226
Net income                                               11           1,114
Cash distributions                                      (10)           (949)
                                                    -------         -------
Balance at May 31, 1995                             $     9         $17,391
                                                    =======         =======

Balance at August 31, 1995                          $    10         $15,878
Net income                                               11           1,050
Cash distributions                                       (9)           (876)
                                                    -------         -------
Balance at May 31, 1996                             $    12         $16,052
                                                    =======         =======







                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
            For the three and nine months ended May 31, 1996 and 1995
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended    Nine Months Ended
                                          May 31,                 May 31,
                                    -----------------     -------------------
                                     1996       1995        1996        1995
                                     ----       ----        ----        ----
Revenues:
   Interest from mortgage loans     $ 255       $ 255       $ 766      $  766
   Land rent                           36          36         117         125
   Interest earned on short-
     term investments                  11          32          32          82
   Other income                         -          10           -          24
                                    -----       -----       -----      ------
                                      302         333         915         997

Expenses:
   Management fees                     21          23          63          68
   General and administrative          51          95         223         276
   Amortization of deferred
      expenses                          1           1           3           3
                                    -----       -----       -----      ------
                                       73         119         289         347
                                    -----       -----       -----      ------

Operating income                      229         214         626         650

Gain on sale of investment
  in operating property                 -          61           -          61

Income from operations of
   investment property held
   for sale, net                      138         118         435         414
                                    -----       -----       -----      ------

Net income                         $  367      $  393      $1,061      $1,125
                                   ======      ======      ======      ======

Net income per Limited
  Partnership Unit                 $10.17      $10.87      $29.34      $31.12
                                   ======      ======      ======      ======

Cash distributions per Limited
  Partnership Unit                 $ 8.16     $  8.84      $24.48      $26.52
                                   ======     =======      ======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.











                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)



                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
  Net income                                          $  1,061       $  1,125
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Gain on sale of investment in operating property          -            (61)
   Amortization of deferred expenses                         3              3
   Changes in assets and liabilities:
     Tax and tenant security deposit escrows                 -             (1)
     Prepaid expenses                                       11             16
     Accounts payable and accrued expenses                 (50)           (17)
                                                      --------       --------
      Total adjustments                                    (36)           (60)
                                                      --------       --------
      Net cash provided by operating activities          1,025          1,065

Cash flows from investing activities:
  Proceeds from sale of investment in
     operating property                                      -            311

Cash flows from financing activities:
  Distributions to partners                               (885)          (959)
                                                      --------       --------

Net increase in cash and cash equivalents                  140            417

Cash and cash equivalents, beginning of period             790          1,854
                                                      --------       --------

Cash and cash equivalents, end of period              $    930       $  2,271
                                                      ========       ========



















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

2. Mortgage Loan and Land Investments

   The outstanding first mortgage loans and the cost of the related land to the Partnership at May 31, 1996 and August 31, 1995 are as follows (in thousands):

                                    Amount of
     Property                       Mortgage Loan          Cost of Land
     --------                       -------------          ------------

     Appletree Apartments             $ 4,850               $  650
     Omaha, NE

     Woodcroft Shopping Center
     Durham, NC
     Phase I                            3,100                  360
     Phase II                           1,235                  140
                                      -------               ------

                                      $ 9,185               $1,150
                                      =======               ======

   The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the nine months ended May 31, 1996 and 1995, additional rent of $21,000 and $29,000, respectively, was earned from the Woodcroft Shopping Center investments. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of May 31, 1996, all of the options to purchase the land underlying the above properties were exercisable. The Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.

   During fiscal 1995, the Partnership received formal notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower reports that it has secured the necessary financing to complete this transaction. The final issue to be resolved is the amount to be received by the Partnership as its share of the appreciation of the Appletree property in accordance with the terms of the ground lease. The terms of the Appletree mortgage loan also require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance. If completed, the proceeds of this prepayment transaction would be distributed to the Limited Partners. However, the prepayment transaction remains contingent on, among other things, a resolution of the value issue. Accordingly, there are no assurances that this transaction will be consummated.

   During the quarter ended May 31, 1996, the owner of the Woodcroft Shopping Center gave notice to the Partnership of its intent to repay the outstanding first mortgage loans and purchase the underlying land in conjunction with a sale of the operating property to a third party. A similar transaction which the owner proposed during the quarter ended November 30, 1995 could not be completed. The current transaction, if completed could result in the return of the Partnership's investments in the Woodcroft land and mortgage loans plus an additional $720,000 as the Partnership's share of the appreciation in value of the underlying property. If completed, the proceeds of this transaction would be distributed to the Limited Partners. As with the prior transaction, the prepayment of the Partnership's mortgage loans and the purchase of the underlying land remain contingent upon the owner's ability to complete the proposed sale transaction with the third party. Accordingly, there are no assurances that this transaction will be consummated.

3.  Related Party Transactions

   The Adviser earned basic management fees of $63,000 and $68,000 for the nine-month periods ended May 31, 1996 and 1995, respectively. Accounts payable - affiliates at both May 31, 1996 and August 31, 1995 consists of management fees of $18,000 payable to the Adviser.

   Included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $118,000 and $134,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for each of the nine months ended May 31, 1996 and 1995 is $4,000 and $3,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

4. Investment Properties

   As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of May 31, 1996 and August 31, 1995.

   The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three and nine months ended May 31, 1996 and 1995 are as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                          May 31,                  May 31,
                                    ------------------       -----------------
                                      1996       1995          1996       1995
                                      ----      -----          ----       ----
   Revenues:
     Rental income                  $  240     $  219         $  731    $ 691
     Other income                        8          8             23       25
                                    ------     ------         ------    -----
                                       248        227            754      716
   Expenses:
     Property operating expenses        89         84            256      236
     Property taxes and insurance       21         25             63       66
                                    ------     ------         ------    -----
                                       110        109            319      302
                                    ------     ------         ------    -----
   Income from operations, net      $  138    $   118         $  435    $ 414
                                    ======    =======         ======    =====

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

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during the first three quarters of fiscal 1996 and continue to fully support the debt service and land rent payments owed to the Partnership. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 99% and 100%, respectively, as of May 31, 1996. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high since the time that the terms of such mortgage loans allowed for prepayment. The Appletree loan became prepayable in April 1994. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Woodcroft loan became prepayable without penalty in December 1994. As discussed further below, the borrowers on both of the outstanding loan investments have approached the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance such transactions in the near term, if these transactions are completed the
Partnership could be positioned for a possible liquidation pending the disposition of the wholly-owned Westside Creek Apartments.

     During the quarter ended May 31, 1996, the owner of the Woodcroft Shopping Center - Phase I and II gave notice to the Partnership of its intent to repay the Partnership's first mortgage loans and purchase the underlying land in conjunction with a sale of the operating property to a third party. A similar transaction with the owner proposed during the quarter ended November 30, 1995 could not be completed. The current transaction, if completed, would result in the return of the Partnership's investments in the Woodcroft land and mortgage loans, totalling $4,835,000, plus an additional $720,000 as the Partnership's share of the appreciation in value of the underlying property. If completed, the proceeds of this transaction would be distributed to the Limited Partners. As with the prior transaction, the prepayment of the Partnership's mortgage loans and the purchase of the underlying land remain contingent upon the owner's ability to complete the proposed sale transaction with the third party. Accordingly, there are no assurances that this transaction will be consummated.

   As discussed in the Annual Report, during the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower reports that it has received the necessary financing to complete this transaction. The final issue to be resolved is the amount to be received by the Partnership under the terms of the ground lease as its share of the appreciation of the Appletree property in accordance with the terms of the ground lease. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. If an agreement cannot be reached, the borrower could require the Partnership to submit to arbitration during fiscal 1996. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000. If completed, the proceeds of this transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue. Accordingly, there are no assurances that this transaction will be consummated.

     At the Partnership's wholly-owned residential property, Westside Creek Apartments in Little Rock, Arkansas, the occupancy level averaged 90% for the quarter, compared to 97% in the prior quarter. This decrease was due to unusually high levels of tenant turnover at Westside Creek caused by the opening of a nearby apartment property and by several tenants leaving to purchase single-family homes. The construction of this nearby apartment community with 225 units is not expected to have a significant impact on occupancy levels at Westside Creek over the long term; however it is expected to limit the property management team's ability to raise rental rates in the near term. There are two more new properties under construction in the West Little Rock market and one may directly compete with Westside Creek Apartments. The property management team is increasing its leasing efforts in order to stay competitive with these new developments. Property improvements completed during the quarter included purchasing a new computer for the leasing office, adding additional landscaping around the property and replacing carpeting in units on an as-needed basis. Improvements planned for next quarter include exterior painting and kitchen cabinet replacements. If the potential prepayment transactions discussed above with respect to the Woodcroft and Appletree investments were to occur, Westside Creek would be the Partnership's only remaining real estate asset. Under such circumstances, the Westside Creek Apartments would be actively marketed for sale, which, if successfully completed, would be followed by an orderly liquidation of the Partnership.

     At May 31, 1996, the Partnership had available cash and cash equivalents of approximately $930,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, repayment of the mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the potential loan prepayment and land sale transactions discussed above are completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital, pending the sale of the Westside Creek Apartments, may have to be adjusted downward to reflect the reduction in cash flows which would result from such transactions.

Results of Operations

Three Months Ended May 31, 1996

   The Partnership's net income decreased by $26,000 for the three-month period ended May 31, 1996 when compared to the same period in the prior year. The decrease in net income was primarily attributable to the gain of $61,000 realized from the sale of the Cordova Creek Apartments on April 12, 1995. The decrease in income from the prior year gain was partially offset by an increase in income from the operations of the Westside Creek Apartments. Net income from Westside Creek increased by $20,000 for the third quarter of fiscal 1996 due to an increase in rental income. A slight increase in average rental rates at Westside Creek versus the same period in the prior year resulted in the improved income. Average occupancy was 90% at Westside Creek for both the third quarter of fiscal 1995 and the current quarter. In addition, the Partnership's operating income increased by $15,000 for the third quarter of fiscal 1996 due to a decrease in general and administrative expenses of $44,000. General and administrative expenses decreased as a result of a decrease in certain required professional fees. The decrease in general and administrative expenses was partially offset by a decrease in interest earned on short-term investments of $21,000. Interest earned on short term investments decreased due to a decline in the Partnership's average outstanding cash reserve balances as a result of the distribution to the Limited Partners of Partnership cash reserves that exceeded future portfolio requirements during the fourth quarter of fiscal 1995. This distribution was included with the distribution of the proceeds from the sale of the Cordova Creek Apartments.

Nine Months Ended May 31, 1996

     The Partnership's net income decreased by $64,000 for the nine-month period ended May 31, 1996 when compared to the same period in the prior year. The decrease in net income was primarily attributable to the gain of $61,000 realized from the sale of the Cordova Creek Apartments. In addition, the Partnership's operating income decreased by $24,000. The decrease in operating income was mainly attributable to decreases in interest earned on short term investments and other income. Interest earned on short term investments decreased by $50,000 due to a decrease in the Partnership's average outstanding cash reserve balances as a result of the distribution of excess reserves referred to above. Other income of $24,000 in the prior year represented cash flow distributions from the Partnership's interest in the Cordova Creek Apartments prior to the sale transaction. The decreases in gain on sale of investment, interest income on short-term investments and other income were partially offset by a decrease in general and administrative expenses and an increase in income from the operations of the wholly-owned Westside Creek property for the current nine-month period. General and administrative expenses decreased by $53,000 partly due to certain legal expenses which were incurred during fiscal 1995 in conjunction with a proposed sale of the Westside Creek Apartments. Income from investment property held for sale increased by $21,000 due to an increase in rental income at the Westside Creek Apartments for the current nine-month period.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of these potential indemnification claims on the Partnership's financial statements, taken as a whole.

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


Dated:  July 9, 1996