Form 10-K405
period 1996-08-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1996-11-29
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: AUGUST 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17147

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
             (Exact name of registrant as specified in its charter)

          Delaware                                            04-2798638
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

  265 Franklin Street, Boston, Massachusetts                          02110
   (Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code            (617) 439-8118
                                                              --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
Prospectus of registrant dated                                Part IV
October 14, 1983, as supplemented

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                1996 FORM 10-K

                              TABLE OF CONTENTS


Part I                                                                   Page

Item   1    Business                                                      I-1

Item   2    Properties                                                    I-3

Item   3    Legal Proceedings                                             I-3

Item   4    Submission of Matters to a Vote of Security Holders           I-4


Part  II

Item   5    Market for the Partnership's Limited Partnership Interests
               and Related Security Holder Matters                       II-1

Item   6    Selected Financial Data
II-1

Item   7    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                 II-2

Item   8    Financial Statements and Supplementary Data                  II-5

Item   9    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                  II-5


Part III

Item  10    Directors and Executive Officers of the Partnership         III-1

Item  11    Executive Compensation                                      III-3

Item  12    Security Ownership of Certain Beneficial Owners
              and Management                                            III-3

Item  13    Certain Relationships and Related Transactions              III-3


Part  IV

Item  14    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                IV-1


Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-15

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

      Originally, the Partnership owned land and made first mortgage loans secured by buildings with respect to six operating properties. As of August 31, 1996, the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding and the Partnership owned one operating property directly as a result of foreclosing on a mortgage loan investment. The Partnership's wholly-owned real estate investment and the security for the Partnership's other investments are described below.

Property Name          Type of Property and
and Location           Date of Investment   Size      Type of Ownership (1)
------------------     ------------------   ----      ---------------------


Appletree Apartments    Apartments        288 units;   Fee   ownership  of
Omaha, NE               5/8/84            16.2 acres   land   and    first
                                          of land      mortgage   lien  on
                                                       improvements

Woodcroft Shopping      Shopping Center   85,300       Fee   ownership  of
Center                  12/17/84          net          land   and    first
Durham, NC                                leasable     mortgage   lien  on
Phase I and Phase II                      sq. ft.;     improvements
                                          12 acres
                                          of land

Westside Creek          Apartments        142 units;   Fee   ownership  of
Apartments (2)          7/1/85            11.4 acres   land and improvements
Little Rock, AR                           of land


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2)   On March  23,  1989,  the  Partnership  foreclosed  under the terms of the mortgage note receivable secured by the Westside Creek Apartments for non-payment of the required monthly payments of interest in accordance with the terms of the mortgage loan. The Partnership has been operating the property utilizing the services of a local management company since the date of the foreclosure. See Note 5 to the Financial Statements accompanying this Annual Report for a further discussion of this investment.

      To date, the Partnership has sold or been prepaid on its investments with respect to three of the original operating properties. On September 25, 1989, the Partnership liquidated its investments in a Howard Johnson's Hotel, located in Orlando, Florida. The transaction consisted of a repayment of the
Partnership's mortgage loan receivable for $6,400,000 as well as a sale of the related land at an amount equal to the Partnership's original cost of $1,600,000. The repayment resulted in a loss on the mortgage loan investment of $1,799,750 and $750,000 of bad debt expense for previously accrued but uncollectible interest income. On July 31, 1992, the Partnership liquidated its investments in the Exeter Street Theatre Building, when the borrower sold the operating property to a third party. The transaction consisted of a prepayment of the mortgage loan receivable at par, for $5,100,000, and a sale of the related land for $3,000,000 (prior to closing costs). The land had a carrying value of $500,000, equal to the Partnership's original investment, at the time of the sale. On February 20, 1990, an affiliate of the Partnership, which held the mortgage loan and land lease on the Cordova Creek Apartments, foreclosed on the property due to non-payment of the required interest payments. The affiliate operated the property, using the services of a local management company, for more than five years during which time the Partnership received a share of the net cash flow generated from property operations after capital improvements. On April 12, 1995, the affiliate of the Partnership sold the Cordova Creek property. The Partnership, which owned a 3.5% equity interest in the property, received net proceeds of $311,000 and realized a gain of $61,000 on the sale.

      The Partnership's investment objectives are to:

      (1) preserve and protect the Limited Partners' capital and related buying power;
      (2) provide the Limited Partners with cash distributions from investment income; and
      (3) achieve long-term appreciation in the value of the Partnership's investments.

      Through August 31, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $40,114,000, or $1,142 per original $1,000 investment for the Partnership's earliest investors. This return includes a distribution of $224 per original $1,000 investment from the liquidation of the Howard Johnson's mortgage loan and land investment in September of 1989, a distribution of $232 per original $1,000 investment in October 1992 from the liquidation of the Exeter Street Theatre Building investment in July 1992, and a $42 distribution following the sale of the Cordova Creek Apartments in June 1995 ($9 from the sale of Cordova Creek and $33 of excess Partnership reserves). At August 31, 1996, the Partnership retains an interest in three of the six properties underlying its original mortgage loan and land investments.

      As noted above, to date the Partnership has made distributions of capital proceeds to the Limited Partners totalling $498 per original $1,000 investment. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. The Partnership expects to finance or sell its investments and have its mortgage loans repaid from time to time. Due to the combination of relatively low mortgage interest rates and increased availability of funds for sales and mortgage refinancings which has existed over the past three years, the likelihood of the Partnership's loans being prepaid has increased. During fiscal 1996, the borrowers on both of the outstanding loan investments continued to discuss potential prepayment transactions with the Partnership. See Item 7 for a further discussion of these potential transactions. While there are no assurances that these borrowers will be able to finance prepayment transactions in the near term, if such transactions were to be completed the Partnership would be positioned for a possible liquidation pending the sale of the wholly-owned Westside Creek Apartments for which the Partnership is currently in the process of negotiating a potential sales contract. In determining the appropriate timing for the sale of any of the Partnership's investments, the General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment.

      The property in which the Partnership has an equity interest and the properties securing the Partnership's mortgage loan investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country. The shopping center also competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances. The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

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

Item 2.  Properties

      As of August 31, 1996, the Partnership owns, and has leased back to the sellers, the land related to the two investments referred to under Item 1 above to which reference is made for the name, location and description of each investment. Additionally, the Partnership owns one property directly which was acquired through foreclosure proceedings as noted in Item 1.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                          Percent Occupied At
                              -----------------------------------------------
                                                                       Fiscal
                                                                       1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------

Appletree Apartments           96%        97%       99%       98%       98%

Woodcroft Shopping Center
Phase I and Phase II           97%       100%      100%      100%       99%

Westside Creek Apartments      97%        97%       90%       89%       93%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Three, LP, PaineWebber, Third Qualified Properties, Inc. and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Three, LP, also alleged that following the sale of the partnership interests, PaineWebber, Third Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are currently scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1996, there were 6,055 record holders of Units in the Partnership. There is currently no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

               PaineWebber Qualified Plan Property Fund Three, LP
         For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                      (In thousands, except per Unit data)

                                   1996      1995      1994    1993     1992
                                   ----      ----      ----    ----     ----

Revenues                       $  1,218   $  1,315    $1,272  $ 1,296  $ 2,062

Operating income               $    819   $    831    $  834  $   852  $ 1,471

Gain on sale of land           $          $     -     $    -  $     -  $ 2,479

Gain on sale of
  investment in
  operating property           $      -   $    61     $    -  $     -  $    -

Income from
 investment property
 held  for sale               $    536    $   545     $  551   $  568  $   551

Net income                    $  1,355    $ 1,437     $ 1,385  $1,420  $ 4,501

Per Limited Partnership Unit:

  Net income                  $  37.47   $  39.73     $ 38.31  $ 39.26 $124.48

  Cash distributions
   from operations            $  32.64   $  35.36     $ 35.36  $ 37.94 $  45.69

  Cash distributions
   from sale, refinancing
   and other disposition
   transactions               $     -    $ 42.00      $     -  $232.00  $     -

Total assets                  $16,207    $16,030      $17,350  $17,269  $25,529

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   The Partnership offered Limited Partnership Interests to the public from October 1983 to October 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $35,794,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $31,410,000 was invested in six operating property investments in the form of mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has liquidated its Howard Johnson's Hotel mortgage loan and land investments at a loss and has liquidated its Exeter Street Theatre Building mortgage loan and land investments and the investment in the Cordova Creek Apartments at gains. In addition, the Partnership assumed ownership of the Westside Creek Apartments property after foreclosing under the terms of the first mortgage loan. The Partnership's investment in the Cordova Creek Apartments had also been converted to an equity interest in the operating property as a result of foreclosure proceedings carried out by an affiliated partnership.

   Operations of the properties securing the Partnership's two remaining mortgage loan investments remained strong during fiscal 1996 and continue to fully support the debt service and land rent payments owed to the Partnership. During the year ended August 31, 1996, the Partnership received additional rent of $25,000 under the terms of the Woodcroft Shopping Center ground lease because cash flow from the property was in excess of certain base amounts specified in the lease agreement. Leasing levels at the Appletree Apartments and Woodcroft Shopping Center were 98% and 100%, respectively, as of August 31, 1996. The mortgage loans secured by the Appletree Apartments and Woodcroft Shopping Center bear interest at annual rates of 11.00% and 11.25%, respectively. As previously reported, since current market interest rates for first mortgage loans are considerably lower than these rates, and with the continued availability of credit in the capital markets for real estate transactions, the likelihood of the Partnership's mortgage loan investments being prepaid has been high since the time that the terms of such mortgage loans allowed for prepayment. The Appletree loan became prepayable in April 1994. However, the Appletree loan includes a prepayment premium for any prepayment between May 1994 and April 1998 at rates between 5% and 1.25% of the mortgage loan balance. The Woodcroft loan became prepayable without penalty in December 1994. As discussed further below, over the past year the borrowers on both of the outstanding loan investments have approached the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance such transactions in the near term, if these transactions are completed the
Partnership  could  be  positioned  for  a  possible   liquidation  pending  the
disposition of the wholly-owned Westside Creek Apartments for which the Partnership is currently in the process of negotiating a potential sales contract, as discussed further below.

   During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower has represented that it has received the necessary financing to complete this transaction. The final issue to be resolved is the amount to be received by the Partnership under the terms of the ground lease as its share of the appreciation of the Appletree property in accordance with the terms of the ground lease. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could force the Partnership to submit to arbitration during fiscal 1997. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000 for any prepayment prior to April 30, 1997. Subsequent to April 1997, the prepayment penalty declines to 1.5% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term until maturity in May 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue and the closing of the borrower's financing transaction. Accordingly, there are no assurances that this transaction will be consummated.

     During the first quarter of fiscal 1996, the Partnership received notice from the owner of the Woodcroft Shopping Center of its intent to repay the Partnership's first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. The proposed terms of the transaction would have resulted in the full repayment of the Partnership's mortgage loan of $4,335,000 and the receipt of $1,220,000 as payment in full for obligations owing under the ground lease, representing the repayment of the $500,000 ground investment and $720,000 as the Partnership's share of the appreciation in value of the underlying property. During the quarter ended February 28, 1996, it was determined that the third-party buyer of Woodcroft was unable to secure the necessary financing required to purchase the property. During the quarter ended May 31, 1996, the Partnership again received notice from the owner of the Woodcroft Shopping Center of its intent to repay the outstanding first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. As was the case with the prior proposed transaction, this sale did not close due to problems with the buyer's financing plans. The owner of the Woodcroft Shopping Center has been remarketing the property in an effort to complete a sale before the December 1996 maturity date of the loan. Subsequent to year end, the Woodcroft owner negotiated a contract for the sale of the property to a third party at a lower price than the prior proposed transactions. Based on the terms of the potential sale transaction, the Partnership's share of the property's appreciation would total $650,000. The terms of the Partnership's ground lease require that the Partnership agree with the borrower's determination of value for purposes of calculating the Partnership's share of the appreciation in value due under the lease before a sale of the land can be completed. At the present time, market values for retail shopping centers in many markets are being adversely impacted by overbuilding and consolidations among retailers which have resulted in an oversupply of space. While the operations of the Woodcroft Shopping Center do not appear to have been affected to date by this general trend, such conditions would seem to have impacted the fair market value of the property, as evidenced by the difficulties that the Woodcroft owner has encountered in the prior sale efforts. As a result, the Partnership has agreed to accept the $650,000 premium for its ground lease interest in the event that this transaction can be completed.

     At the Partnership's wholly-owned multi-family residential property, Westside Creek Apartments in Little Rock, Arkansas, the occupancy level averaged 93% for the year, compared to 95% for the prior year. This decrease was due to unusually high levels of tenant turnover at Westside Creek in the third and fourth quarters of fiscal 1996 caused by the opening of a nearby apartment property and by several tenants leaving to purchase single-family homes. The construction of this nearby apartment community with 225 units is not expected to have a significant impact on occupancy levels at Westside Creek over the long term; however it is expected to limit the property management team's ability to raise rental rates in the near term. There are two more new properties under construction in the West Little Rock market and one may directly compete with Westside Creek. The property management team has recommended that the Partnership invest funds in capital improvements at the property in order to stay competitive with these new developments. Property improvements completed during the year included purchasing a new computer for the leasing office, adding additional landscaping around the property, exterior painting, and replacing carpeting and appliances in units on an as-needed basis. Subsequent to year end, the Partnership received an offer to purchase the Westside Creek property and entered into negotiations for a potential sales contract. As previously reported, Westside Creek consists of two separately-owned phases. The two phases share their amenities with one another and allocate expenses by agreement through a common management company. The proposed sale transaction would involve both phases, which management believes would maximize the proceeds to the Partnership. The Partnership owns Phase I which includes the common entrance, leasing office and clubhouse, and has negotiated a favorable allocation of the potential sales price with the owner of Phase II based on Phase I's physical advantages. In order to capitalize on this potential for a combined sale of both phases, and in light of the possible near term repayments of the Woodcroft and Appletree mortgage loans and related land sales, management believes that pursuing a current sale of the Westside Creek property would be in the best interests of the Limited Partners.

   At August 31, 1996, the Partnership had available cash and cash equivalents of approximately $973,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, repayment of the mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis. However, to the extent that the potential loan prepayment and sale transactions discussed above are completed and the net proceeds are returned to the Limited Partners, the Partnership's quarterly distribution rate on remaining invested capital may have to be adjusted downward to reflect the reduction in cash flows which would result from such transactions.

Results of Operations
1996 Compared to 1995

     The Partnership's net income decreased by $82,000 for the year ended August 31, 1996, when compared to the prior year. The primary reason for this decrease in net income is the gain realized by the Partnership in the prior year from the sale of the Cordova Creek Apartments on April 12, 1995. As discussed further above, the Partnership held a 3.5% equity interest in Cordova Creek and realized a gain of $61,000 from the sale of the property. In addition, a decrease in the Partnership's operating income of $12,000 contributed to the decline in net income for the current year. Operating income decreased due to a decline in revenues of $97,000. The decline in revenues was attributable to decreases in interest earned on cash equivalents of $51,000, other income of $24,000 and land rent of $22,000. Interest earned on cash equivalents decreased due to a decrease in the Partnership's average outstanding cash reserve balances as a result of the June 1995 distribution to the Limited Partners of reserves that exceeded expected future requirements totalling $1,181,000. Other income of $24,000 in the prior year represented cash flow distributions from the Partnership's interest in the Cordova Creek Apartments prior to the sale transaction. Land rent decreased due to a decline in the additional rent in excess of a specified base amount received from the Woodcroft Shopping Center pursuant to the terms of the ground lease. In addition, the Partnership realized a small decrease in income from investment property held for sale of $9,000 mainly due to an increase in capital improvement expenses incurred at Westside Creek in the current year. Due to the Partnership's policy of accounting for its assets held for sale, capital improvement costs are expensed as incurred. A reduction in general and administrative expenses of $79,000 partially offset the decreases in revenues and income from investment property held for sale. The reduction in general and administrative expenses is mainly attributable to a decline in professional fees of $89,000. Professional fees decreased primarily due to the legal costs incurred in conjunction with the proposed sale of the Westside Creek Apartments in fiscal 1995.

1995 Compared to 1994

   The Partnership's net income increased by $52,000 for the year ended August 31, 1995, when compared to the prior year. The primary reason for the increase in net income was the gain realized by the Partnership from the sale of the Cordova Creek Apartments on April 12, 1995. As discussed further above, the Partnership held a 3.5% equity interest in Cordova Creek and realized a gain of $61,000 from the sale of the property. The gain from the sale of Cordova Creek was partially offset by a decrease in the income from the operations of the Westside Creek Apartments of $6,000 and a decrease in the Partnership's operating income of $3,000. Income from the operations of the Westside Creek Apartments decreased primarily due to an increase in capital improvement expenses over the prior year. Capital improvement expenses increased in connection with preparing the property for a possible sale, as discussed further above. Rental revenues at Westside Creek were up slightly compared to fiscal 1994. The Partnership's operating income decreased slightly, despite an increase in revenues of $43,000, due to an increase in professional fees. Professional fees increased mainly as a result of legal expenses incurred in connection with the proposed Westside Creek sale transaction which failed to close during fiscal 1995.

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

Inflation

   The Partnership completed its twelfth full year of operations in fiscal 1996 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                    Date elected
     Name                        Office                     Age      to Office
     ----                        ------                     ---      ---------

Bruce J. Rubin       President and Director                 37       8/22/96
Terrence E. Fancher  Director                               43       10/10/96
Walter V. Arnold     Senior Vice President and
                       Chief Financial Officer              49       10/29/85
James A. Snyder      Senior Vice President                  51       7/6/92
David F. Brooks      First Vice President and Assistant
                       Treasurer                            54       6/1/83 *
Timothy J. Medlock   Vice President and Treasurer           35       8/4/89
Thomas W. Boland     Vice President                         34       12/1/91
Dorothy F. Haughey   Secretary                              70       6/1/83 *

*  The date of incorporation of the Managing General Partner

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

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

     Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr.
Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

     Terrence E.  Fancher  was  appointed  a Director  of the  Managing  General
Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 5.75% to 6.5% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      In connection with investing Partnership capital, the Adviser earned acquisition fees, paid by both the borrowers and sellers and the Partnership, aggregating not more than 3% of the gross proceeds of the offering. The Adviser received total acquisition fees of approximately $1,074,000, of which $306,000 was paid by the Partnership. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

      Under the advisory contract, the Adviser has specific management responsibilities to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow distributed to the partners) and an incentive management fee (2% of adjusted cash flow distributed to the partners, subordinated to a non-cumulative annual return to the Limited Partners equal to 9% based upon their adjusted capital contribution), in addition to the asset management fee described above for services rendered. Basic and asset management fees of $83,000 were earned for the year ended August 31, 1996. No incentive management fees have been earned to date.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1996 is $144,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) during fiscal 1996 for managing the Partnership's cash assets. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b)      No reports on Form 8-K were filed  during the last quarter of fiscal
            1996.

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


                               PAINE WEBBER QUALIFIED PLAN
                               PROPERTY FUND THREE, LP


                      By: Third Qualified Properties, Inc.
                            Managing General Partner



                               By:  /s/ Bruce J. Rubin
                                    Bruce J. Rubin
                                    President and Chief Executive Officer



                               By:  /s/ Walter V. Arnold
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer



                               By:  /s/ Thomas W. Boland
                                    Thomas W. Boland
                                    Vice President
Dated:  November 22, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:    /s/ Bruce J. Rubin                       Date:  November 22, 1996
      ---------------------                            -----------------
      Bruce J. Rubin
      Director



By:    /s/ Terrence E. Fancher                  Date:   November 22, 1996
      ------------------------                          -----------------
      Terrence E. Fancher
      Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP


                              INDEX TO EXHIBITS


                                                     Page Number in the Report
Exhibit No.    Description of Document               or Other Reference
-----------    -----------------------               --------------------------

(3) and (4) Prospectus of the Registrant             Filed with the Commission
            dated October 14, 1983, supplemented,    pursuant to Rule 424(c)
            with particular reference to the         and incorporated herein by
            Restated Certificate and Agreement       reference.
            Limited Partnership.


(10)        Material contracts previously filed as   Filed with the Commission
            exhibits to registration statements and  pursuant to Section 13 or
            amendments thereto of the registrant     15(d) of the Securities
            together with all such contracts filed   Exchange Act of 1934 and
            as exhibits of previously filed Forms    incorporated herein by
            8-K and Forms 10-K are hereby            reference.
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners       No Annual Report for the
                                                     year ended August 31, 1996
                                                     has been sent   to  the
                                                     Limited Partners. Annual
                                                     Report will be sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(27)        Financial Data Schedule                  Filed  as  last  page of
                                                     EDGAR submission following
                                                     the Financial Statements
                                                     and Financial Statement
                                                     Schedule required by
                                                     Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                   Reference

Paine Webber Qualified Plan Property Fund Three, LP:

      Report of independent auditors                                    F-2

      Balance sheets as of August 31, 1996 and 1995                     F-3

      Statements of income for the years ended August 31, 1996,
       1995 and 1994                                                    F-4

      Statements of changes in partners' capital for the years
        ended August 31, 1996, 1995 and 1994                            F-5

      Statements of cash flows for the years ended August 31, 1996,
        1995 and 1994                                                   F-6

      Notes to financial statements                                     F-7

      Financial Statement Schedules:

         Schedule - III  Real Estate Owned                             F-14
         Schedule - IV Investments in Mortgage Loans on Real Estate    F-15


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Qualified Plan Property Fund Three, LP:

      We have audited the accompanying balance sheets of Paine Webber Qualified Plan Property Fund Three, LP as of August 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Qualified Plan Property Fund Three, LP at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                      /s/ ERNST & YOUNG LLP
                                                      ---------------------
                                                      ERNST & YOUNG LLP




Boston, Massachusetts
November 15, 1996

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                     (In thousands, except per Unit data)

                                    ASSETS
                                                          1996        1995
                                                          ----        ----

Real estate investments:
  Investment property held for sale                   $   4,720     $ 4,720
  Land                                                    1,150       1,150
  Mortgage loans receivable                               9,185       9,185
                                                      ---------     --------
                                                         15,055      15,055

Cash and cash equivalents                                   973         790
Interest receivable                                          85          85
Tax and tenant security deposit escrows                      71          73
Prepaid expenses                                             14          14
Deferred expenses, net of accumulated
  amortization of $433 ($429 in 1995)                         9          13
                                                       --------    --------
                                                       $ 16,207    $ 16,030
                                                       ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $     18    $     18
Accounts payable and accrued expenses                       113         110
Tenant security deposits                                     13          14
                                                       --------    --------
      Total liabilities                                     144         142

Partners' capital
  General Partners:
   Capital contributions                                      1           1
   Cumulative net income                                    339         326
   Cumulative cash distributions                           (329)       (317)

  Limited Partners ($1,000 per Unit, 35,794
     Units issued):
   Capital contributions, net of offering costs          32,130      32,130
   Cumulative net income                                 24,036      22,694
   Cumulative cash distributions                        (40,114)    (38,946)
                                                       --------    --------
      Total partners' capital                            16,063      15,888
                                                       --------    --------
                                                       $ 16,207    $ 16,030
                                                       ========    ========









                           See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                             STATEMENTS OF INCOME
              For the years ended August 31, 1996, 1995 and 1994
                     (In thousands, except per Unit data)



                                              1996        1995        1994
                                              ----        ----        ----
Revenues:
   Interest from mortgage loans            $  1,021    $  1,021      $1,021
   Land rent                                    153         175         161
   Interest earned on cash equivalents           44          95          65
   Other income                                   -          24          25
                                           --------    --------      ------
                                              1,218       1,315       1,272

Expenses:
   Management fees                               83          89          90
   General and administrative                   312         391         344
   Amortization of deferred expenses              4           4           4
                                          ---------    --------      ------
                                                399         484         438
                                          ---------    --------      ------

Operating income                                819         831         834

Gain on sale of investment
  in operating property                           -          61           -

Income from investment
 property held for sale, net                    536         545         551
                                           --------    --------     -------

Net income                                 $  1,355     $ 1,437     $ 1,385
                                           ========     =======     =======

Net income per Limited
  Partnership Unit                          $ 37.47    $  39.73    $  38.31
                                            =======    ========    ========

Cash distributions per
  Limited Partnership Unit                  $ 32.64    $  77.36    $  35.36
                                            =======    ========    ========

   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each year.














                           See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the years ended August 31, 1996, 1995 and 1994
                                 (In thousands)




                                         General      Limited
                                         Partners     Partners        Total
                                         --------     --------        -----



Balance at August 31, 1993               $   7       $17,121        $17,128

Net income                                  14         1,371          1,385

Cash distributions                         (13)       (1,266)        (1,279)
                                         -----      --------        -------

Balance at August 31, 1994                   8        17,226         17,234

Net income                                  15         1,422          1,437

Cash distributions                         (13)       (2,770)        (2,783)
                                        ------      --------       --------

Balance at August 31, 1995                  10        15,878         15,888

Net income                                  13         1,342          1,355

Cash distributions                         (12)       (1,168)        (1,180)
                                        ------       -------       --------

Balance at August 31, 1996              $   11       $16,052        $16,063
                                        ======       =======        =======






















                           See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                1996       1995         1994
                                                ----       ----         ----
Cash flows from operating activities:
   Net income                                $  1,355     $  1,437    $ 1,385
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Gain on sale of investment
        in operating property                      -          (61)          -
      Amortization of deferred expenses            4            4           4
      Changes in assets and liabilities:
         Prepaid expenses                          -            4          (5)
         Tax and tenant security deposit escrows   2           (2)          5
         Accounts payable - affiliates             -           (1)        (29)
         Accounts payable and accrued expenses     3           27           3
         Tenant security deposits                 (1)           -           -
                                             -------      -------      ------
            Total adjustments                      8          (29)        (22)
                                             -------      -------      ------
            Net cash provided by
              operating activities             1,363        1,408        1,363

Cash flows from investing activities:
   Net proceeds from sale of investment
     in operating property                         -          311           -

Cash flows from financing activities:
   Distributions to partners                  (1,180)      (2,783)      (1,279)
                                            --------      -------      -------

Net increase (decrease)  in
 cash and cash equivalents                       183       (1,064)          84

Cash and cash equivalents,
  beginning of period                            790        1,854        1,770
                                            --------      -------      -------

Cash and cash equivalents, end of period    $    973      $   790      $ 1,854
                                            ========      =======      =======













                           See accompanying notes.

              PAINEWEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                        Notes to Financial Statements


1. Organization and Nature of Operations

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to six operating investment properties. To date, the Partnership has sold or been prepaid on its investments with respect to three of the original operating properties. As of August 31, 1996, the Partnership's mortgage loan and land lease investments on two of the original properties were still outstanding and the Partnership owned one operating property directly as a result of foreclosing on a mortgage loan. As discussed further in Notes 4 and 5, during fiscal 1996 the borrowers on both of the remaining loan investments continued discussions with the Partnership regarding potential prepayment transactions. While there are no assurances that these borrowers will be able to finance prepayment transactions in the near term, if such transactions were to be completed the Partnership would be positioned for a possible liquidation pending the disposition of the wholly-owned Westside Creek Apartments for which the Partnership is currently in the process of negotiating a potential sales contract.

2. Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

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

      The Partnership's investments in land subject to ground leases are carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. None of the Partnership's land investments were held for sale as of August 31, 1996 or 1995. The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      Mortgage loans receivable are carried at the lower of cost or fair value. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investments on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent.

      Deferred expenses consist of acquisition fees paid to PaineWebber Properties Incorporated (the "Adviser") as compensation for analyzing, structuring and negotiating the Partnership's real estate investments. These expenses are being amortized using the straight-line method over twelve- to fifteen-year periods.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The mortgage loans receivable, cash and cash equivalents, interest receivable, escrow deposits, accounts payable - affiliates and accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of mortgage loans receivable, the carrying amount of these assets and liabilities approximates their fair value as of August 31, 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's mortgage loans receivable is provided in Note 4. Due to the likelihood of near term prepayment, the mortgage loans receivable have been valued at the lesser of face value or the estimated fair value of the collateral property, as determined by an independent appraisal. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis (see
Note 4 for a further discussion).

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3. The Partnership Agreement and Related Party Transactions

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

      In connection with investing Partnership capital, the Adviser earned acquisition fees, paid by both the borrowers and sellers and the Partnership, aggregating not more than 3% of the gross proceeds of the offering. The Adviser received total acquisition fees of approximately $1,074,000, of which $306,000 was paid by the Partnership. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

      Under the advisory contract, the Adviser has specific management responsibilities to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (6% of adjusted cash flow distributed to the partners) and an incentive management fee (2% of adjusted cash flow distributed to the partners, subordinated to a non-cumulative annual return to the Limited Partners equal to 9% based upon their adjusted capital contribution), in addition to the asset management fee described above for services rendered. Basic and asset management fees of $83,000, $89,000 and $90,000 were earned for the years ended August 31, 1996, 1995 and 1994, respectively. No incentive management fees have been earned to date. Accounts payable - affiliates at both August 31, 1996 and 1995 consists of management fees of $18,000 payable to the Adviser.

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

      Included in general and administrative expenses for the years ended August 31, 1996, 1995 and 1994 is $144,000, $178,000 and $159,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000, $4,000, and $5,000 (included in general and administrative expenses) during fiscal 1996, 1995 and 1994, respectively, for managing the Partnership's cash assets.

4. Mortgage Loan and Land Investments

      The following first mortgage loans were outstanding at August 31, 1996 and 1995 (in thousands):

                                                                      Date of
                                 Amount of Loan                       Loan and
         Property                1996        1995     Interest Rate   Maturity
         --------                ----        ----     -------------   --------

      Appletree Apartments     $  4,850     $ 4,850        11.00%      5/8/84
      Omaha, NE                                                        6/1/99

      Woodcroft Shopping
       Center
      Durham, NC:
         Phase I                  3,100       3,100        11.25%      12/17/84
                                                                       12/17/96

         Phase II                 1,235       1,235        11.25%      11/29/85
                                                                       12/17/96
                                -------     -------
                                $ 9,185     $ 9,185
                                =======     =======


      The loans are secured by first mortgages on the properties, the owner's leasehold interest in the land and an assignment of all tenant leases, where applicable. Interest is payable monthly and the principal is due at maturity.

      In relation to the above-mentioned mortgage loans, the following land purchase-leaseback transactions had also been entered into as of August 31, 1996 and 1995 (in thousands):

                                        Cost of Land
                                    to the Partnership          Annual
            Property                1996          1995          Base Rent
            --------                ----          ----          ---------

        Appletree Apartments        $  650      $  650          $ 72

        Woodcroft Shopping Center      500         500          $ 56
                                    ------      ------
                                    $1,150      $1,150
                                    ======      ======

      The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues in excess of a base amount, as defined. For the years ended August 31, 1996, 1995 and 1994, additional rents of $25,000, $47,000 and $33,000, respectively, were earned from the Woodcroft Shopping Center investment. The lessees have the option to purchase the land for specified periods of time at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

      During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower reports that it has secured the necessary financing to complete this transaction. The amount to be received by the Partnership as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. Presently, the Partnership and the borrower continue to try to resolve their differences regarding the value of the property. If an agreement cannot be reached, the borrower could force the Partnership to submit to arbitration during fiscal 1997. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000 for any prepayment prior to April 30, 1997. Subsequent to April 30, 1997, the prepayment penalty declines to 1.5% for the next twelve months after which there would be no prepayment penalty for the remainder of the term through maturity in May 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, the transaction remains contingent on, among other things, a resolution of the value issue. Accordingly, there are no assurances that this transaction will be consummated.

     During the first quarter of fiscal 1996, the Partnership received notice from the owner of the Woodcroft Shopping Center of its intent to repay the Partnership's first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. The proposed terms of the transaction would have resulted in the full repayment of the Partnership's mortgage loan of $4,335,000 and the receipt of $1,220,000 as payment in full for obligations owing under the ground lease, representing the repayment of the $500,000 ground investment and $720,000 as the Partnership's share of the appreciation in value of the underlying property. During the quarter ended February 28, 1996, it was determined that the third-party buyer of Woodcroft was unable to secure the necessary financing required to purchase the property. During the quarter ended May 31, 1996, the Partnership again received notice from the owner of the Woodcroft Shopping Center of its intent to repay the outstanding first mortgage loan and purchase the underlying land in conjunction with a sale of the operating property to a third party. As was the case with the prior proposed transaction, this sale did not close due to problems with the buyer's financing plans. The owner of the Woodcroft Shopping Center has been remarketing the property in an effort to complete a sale before the December 1996 maturity date of the loan. Subsequent to year end, the Woodcroft owner negotiated a contract for the sale of the property to a third party at a lower price than the prior proposed transactions. Based on the terms of the potential sale transaction, the Partnership's share of the property's appreciation would total $650,000. The terms of the Partnership's ground lease require that the Partnership agree with the borrower's determination of value for purposes of calculating the Partnership's share of the appreciation in value due under the lease before a sale of the land can be completed. At the present time, market values for retail shopping centers in many markets are being adversely impacted by overbuilding and consolidations among retailers which have resulted in an oversupply of space. While the operations of the Woodcroft Shopping Center do not appear to have been affected to date by this general trend, such conditions would seem to have impacted the fair market value of the property, as evidenced by the difficulties that the Woodcroft owner has encountered in the prior sale efforts. As a result, the Partnership has agreed to accept the $650,000 premium for its ground lease interest in the event that this transaction can be completed.

      As discussed further above, the maturity date of the Woodcroft loan is in December 1996, and the potential for a near term prepayment of the Appletree loan is high. As a result of these circumstances, based on an expected short-term maturity, the estimated fair values of the Partnership's mortgage loan instruments approximate their carrying values as of August 31, 1996 since the estimated fair values of the collateral properties exceed the principal balances of the loans.

5. Investment Property Held for Sale

      On March 23, 1989, the Partnership foreclosed under the terms of the mortgage loan secured by Westside Creek Apartments due to nonpayment of the required debt service. The Adviser has employed a local management company to operate the property, which is a 142-unit apartment complex located in Little Rock, Arkansas, on the Partnership's behalf.

      The Partnership complies with the guidelines set forth in the Statement of Position entitled "Accounting for Foreclosed Assets," issued by the American Institute of Certified Public Accountants, to account for its investment properties acquired through foreclosures. Under the Statement of Position, a foreclosed asset is recorded at the lower of cost or estimated fair value, reduced by the estimated costs to sell the asset. Cost is defined as the fair value of the asset at the date of the foreclosure. Declines in the estimated fair value of the asset subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the asset result in a reduction in the valuation allowance, but not below zero. The Westside Creek investment was originally made by the Partnership on July 1, 1985 and was structured as a ground lease and first leasehold mortgage. The total investment by the Partnership was comprised of the land, purchased for $215,000, and a $4,635,000 mortgage loan secured by the improvements for a total investment of $4,850,000. At the date of the foreclosure in fiscal 1989, management estimated the fair value of the property at $4,720,000 and recorded a loss on foreclosure of $130,000.

      The Partnership recognizes income from the investment property held for sale in the amount of the excess of the property's gross revenues over property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results for the years ended August 31, 1996, 1995 and 1994 are as follows (in thousands):

                                              1996        1995        1994
                                              ----        ----        ----

      Rental income                          $  970       $ 937       $ 924
      Other income                               33          33          34
                                             ------       -----       -----
                                              1,003         970         958

      Property operating expenses               381         338         324
      Property taxes and insurance               86          87          83
                                             ------      ------       -----
                                                467         425         407
                                             ------      ------       -----
      Income from investment
        property held for sale, net          $  536      $  545       $ 551
                                             ======      ======       =====


6. Investment in Operating Property

      On February 20, 1990, an affiliate of the Partnership, which held the mortgage and land lease on the Cordova Creek Apartments, located in Memphis, Tennessee, foreclosed on the property due to nonpayment of the required interest payments. The Partnership had held a 3.5% interest in the mortgage loan and land investments through an agreement with this affiliate. Subsequent to foreclosure, the Partnership recorded its investment at the net combined carrying value of its previous interest in the land and mortgage loan of $250,000. The Partnership's investment, which consisted of a 3.5% equity ownership in the operations and eventual sales proceeds of the Cordova Creek property, was accounted for on the cost method. Accordingly, distributions which were received from the operations of Cordova Creek were recorded as income when received, to the extent that they represented current earnings. The Partnership received distributions from the current earnings of the Cordova Creek property totalling $24,000 and $25,000 in fiscal 1995 and 1994, respectively. Such amounts have been recorded as other income on the Partnership's statements of income.

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

7. Contingencies

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Qualified Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Qualified Plan Property Fund Three, LP, PaineWebber, Third Qualified Properties, Inc. and PA
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Qualified Plan Property Fund Three, LP, also alleged that following the sale of the partnership interests, PaineWebber, Third Qualified Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third Qualified Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are currently scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

8. Subsequent Events

      On October 15, 1996, the Partnership distributed $292,000 to the Limited Partners, $3,000 to the General Partners and $3,000 to the Adviser as an asset management fee for the quarter ended August 31, 1996.

Schedule III - Real Estate Owned

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                               August 31, 1996
                                (In thousands)

                                        Gross Amount at
                       Cost of          Which Carried    Date of
                       Investment to    at Close of      Original    Size of
Description            Partnership (A)  Period  (A)      Investment  Investment
-----------            ---------------  -----------      ----------  ----------

Land underlying         $  650           $  650            5/8/84     16.2 acres
Apartment Complex (B)
Omaha, NE

Land underlying            500              500            12/17/84   12 acres
Shopping Center (B)
Durham, NC

Apartment Complex        4,850            4,720  (1)       7/1/85     11.4 acres
Little Rock, AR                                                       of land;
                                                                      142 units
                        ------           ------
                        $6,000           $5,870
                        ======           ======

Notes:

   (A)These amounts represent the cost of each investment and the gross amount at which the investment is carried on the balance sheet at August 31, 1996. The aggregate cost for federal income tax purposes at August 31, 1996 is approximately $6,205,000.

   (B)Senior mortgages on the properties related to the land investments listed above are held by Paine Webber Qualified Plan Property Fund Three, LP. See
      Schedule IV.

   (C)      Reconciliation of real estate owned (in thousands):

                                           1996        1995        1994
                                           ----        ----        ----

       Balance at beginning of year      $ 5,870      $6,120      $6,120
       Acquisitions                            -           -           -
       Sale of investment in
         operating property (2)                -        (250)          -
                                         -------      -------     ------

       Balance at end of year            $ 5,870      $5,870      $6,120
                                         =======      ======      ======

(1)The Partnership foreclosed on the mortgage loan secured by the property on March 23, 1989. A loss of $130,000 related to the foreclosure was recorded in fiscal 1989. The cost of the land and the face amount of the related mortgage loan were adjusted for the loss on foreclosure and were reclassified to investment property held for sale. See discussion in Note 5 to the financial statements.

(2)See discussion in Note 6 to the accompanying financial statements regarding the sale in 1995 of the Cordova Creek Apartment complex.


Schedule IV - Investments in Mortgage Loans on Real Estate
                            PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                              August 31, 1996
                                               (In thousands)
                                                                                                               Principal
                                                                                                               amount of
                                                                                                               loans subject
                                                                              Face             Carrying        to delinquent
                                        Final maturity       Periodic         amount of        amount of       principal
Description            Interest rate         Date            payment terms    mortgage         mortgage        or interest
-----------            -------------    --------------       -------------    --------         --------        -----------
  First Mortgage Loans:

  Apartments             11%             May 8, 1999         Interest           $ 4,850          $ 4,850          -
  Omaha, Nebraska                                            monthly,
                                                             principal
                                                             at maturity

  Shopping Center        11.25%         December 17, 1996    Interest           $ 3,100          $ 3,100          -
  Durham, North Carolina                                     monthly,
  Phase I                                                    principal
                                                             at maturity

  Phase II               11.25%         December 17, 1996    Interest           $ 1,235          $ 1,235          -
                                                             monthly,
                                                             principal
                                                             at maturity        -------          -------
                                                                                $ 9,185          $ 9,185          -
                                                                                 =======         =======

                                      1996             1995               1994
                                      ----             ----               ----

Balance at beginning of year         $9,185           $ 9,185           $ 9,185
Reductions during year:
   Repayments                             -                 -                 -
                                     ------           -------           -------
Balance at close of year             $9,185           $ 9,185           $ 9,185
                                     ======           =======           =======

