Form 10-Q
period 1996-11-30
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1997-01-14
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                       Commission File Number:    0-17147


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
             (Exact name of registrant as specified in its charter)


               Delaware                                     04-2798638
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


265 Franklin Street, Boston, Massachusetts                             02110
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code   (617)439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X.       No ____
                                      --

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 BALANCE SHEETS
                November 30, 1996 and August 31, 1996 (Unaudited)
                                 (In thousands)
                                     ASSETS
                                                      November 30   August 31
                                                      -----------   ---------

Real estate investments:
  Investment property held for sale                    $  4,720     $ 4,720
  Land                                                    1,150       1,150
  Mortgage loans receivable                               9,185       9,185
                                                       --------     -------
                                                         15,055      15,055

Cash and cash equivalents                                 1,019         973
Interest receivable                                          85          85
Tax and tenant security deposit escrows                      38          71
Prepaid expenses                                              8          14
Deferred expenses, net                                        8           9
                                                       --------    --------
                                                       $ 16,213    $ 16,207
                                                       ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $     18    $     18
Accounts payable and accrued expenses                        55         113
Tenant security deposits                                     13          13
Partners' capital                                        16,127      16,063
                                                       --------    --------
                                                       $ 16,213    $ 16,207
                                                       ========    ========


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the three months ended November 30, 1996 and 1995
                                   (Unaudited)
                                 (In thousands)
                                                     General       Limited
                                                     Partners      Partners
                                                     --------      --------

Balance at August 31, 1995                           $   10         $15,878
Net income                                                3             355
Cash distributions                                       (3)           (292)
                                                     ------         -------
Balance at November 30, 1995                         $   10         $15,941
                                                     ======         =======

Balance at August 31, 1996                           $   11         $16,052
Net income                                                4             355
Cash distributions                                       (3)           (292)
                                                     ------         -------
Balance at November 30, 1996                         $   12         $16,115
                                                     ======         =======




                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit amounts)

                                                1996        1995
                                                ----        ----
Revenues:
   Interest from mortgage loans                $  255      $  255
   Land rent                                       36          33
   Interest earned on short-
     term investments                              12          10
                                               ------      ------
                                                  303         298

Expenses:
   Management fees                                 21          21
   General and administrative                      60          68
   Amortization of deferred expenses                1           1
                                               ------     -------
                                                   82          90
                                               ------     -------

Operating income                                  221         208

Income from operations of
   investment property held
   for sale, net                                  138         150
                                              -------     -------

Net income                                    $   359     $   358
                                              =======     =======

Net income per Limited
  Partnership Unit                              $9.93       $9.91
                                                =====       =====

Cash distributions per Limited
  Partnership Unit                              $8.16       $8.16
                                                =====       =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.















                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)



                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
  Net income                                         $     359        $   358
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization of deferred expenses                         1              1
   Changes in assets and liabilities:
     Tax and tenant security deposit escrows                33             35
     Prepaid expenses                                        6              4
     Accounts payable and accrued expenses                 (58)           (64)
                                                     ---------       --------
      Total adjustments                                    (18)           (24)
                                                     ---------       --------
      Net cash provided by operating activities            341            334

Cash flows from financing activities:
  Distributions to partners                               (295)          (295)
                                                     ---------       --------

Net increase in cash and cash equivalents                   46             39

Cash and cash equivalents, beginning of period             973            790
                                                     ---------       --------

Cash and cash equivalents, end of period             $   1,019       $    829
                                                     =========       ========






















                             See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                          Notes to Financial Statements
                                   (Unaudited)




1. General
   -------

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for the three months ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments
   ----------------------------------

   The outstanding first mortgage loans and the cost of the related land to the Partnership at November 30, 1996 and August 31, 1996 are as follows (in thousands):

                                    Amount of
     Property                       Mortgage Loan          Cost of Land
     --------                       -------------          ------------

     Appletree Apartments             $ 4,850              $   650
     Omaha, NE

     Woodcroft Shopping Center
     Durham, NC
      Phase I                           3,100                  360
      Phase II                          1,235                  140
                                      -------              -------

                                      $ 9,185              $ 1,150
                                      =======              =======

   The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the three months ended November 30, 1996 and 1995, additional rent of $4,000 and $1,000, respectively, was earned from the Woodcroft Shopping Center investments. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of November 30, 1996, all of the options to purchase the land underlying the above properties were exercisable. The Partnership's investments are structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a 33% to 50% share of the appreciation above a specified base amount.

   Subsequent to November 30, 1996, Woodcroft's owner agreed upon sale terms with a third-party buyer. The sale transaction closed on December 20, 1996. As part of the transaction, the Partnership received $4,335,000 from the Woodcroft borrower which represented the full repayment of the first leasehold mortgage loan secured by the Woodcroft Shopping Center which matured on December 17, 1996. Simultaneously, the Woodcroft borrower purchased the Partnership's interest in the underlying land for the amount of $500,000. In addition, under the terms of the ground lease, the Partnership was entitled to a share of the property's appreciation. This resulted in a participation payment to the Partnership of $650,000. In total, the Partnership received $5,485,000 to close the transactions. As a result of this transaction, the Partnership will make a special distribution of $153 per original $1,000 investment on January 15, 1997 to unitholders of record as of December 20, 1996. This special distribution will be paid along with the regular quarterly distribution for the quarter ended November 30, 1996. Subsequent to the Woodcroft special distribution, the Partnership's annualized distribution rate will be adjusted from 6.5% to 5.5% beginning with the distribution for the quarter ending February 28, 1997, which will be made on April 15, 1997.

   During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower reported that it had secured the necessary financing to complete this transaction. However, the amount to be received by the Partnership as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. The borrower could force the Partnership to submit to such an arbitration process during fiscal 1997, although to date it has given no formal indication of an intent to do so. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000 for any prepayment prior to April 30, 1997. Subsequent to April 30, 1997, the prepayment penalty declines to 1.5% for the next twelve months after which there would be no prepayment penalty for the remainder of the term through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, a prepayment transaction remains contingent on, among other things, a resolution of the value issue. Accordingly, there are no assurances that a transaction will be consummated.

   As discussed further above, the Woodcroft loan was repaid in December 1996, and the potential for a near term prepayment of the Appletree loan is high. As a result of these circumstances, based on an expected short-term maturity, the estimated fair values of the Partnership's mortgage loan instruments approximated their carrying values as of November 30, 1996 since the estimated fair values of the collateral properties exceeded the principal balances of the loans.

3. Related Party Transactions
   --------------------------

   The Adviser earned basic management fees of $21,000 for both of the three-month periods ended November 30, 1996 and 1995. Accounts payable affiliates at both November 30, 1996 and August 31, 1996 consists of management fees of $18,000 payable to the Adviser.

   Included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $39,000 and $37,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $1,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

4. Investment Properties
   ---------------------

   As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by the Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner since assuming ownership. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of November 30, 1996 and August 31, 1996.

   The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three months ended November 30, 1996 and 1995 are as follows (in thousands):

                                      1996       1995
                                      ----       ----
   Revenues:
     Rental income                 $   234    $   246
     Other income                        7          9
                                   -------    -------
                                       241        255
   Expenses:
     Property operating expenses        82         84
     Property taxes and insurance       21         21
                                   -------    -------
                                       103        105
                                   -------    -------
   Income from operations, net     $   138    $   150
                                   =======    =======

5. Contingencies
   -------------

   As discussed in more detail in the Annual Report, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      Subsequent to November 30, 1996, the owner of the Woodcroft Shopping Center agreed upon sale terms with a third-party buyer. The sale transaction closed on December 20, 1996. As part of the transaction, the Partnership received $4,335,000 from the Woodcroft borrower which represented the full repayment of the first leasehold mortgage loan secured by the Woodcroft Shopping Center which matured on December 17, 1996. Simultaneously, the Woodcroft borrower purchased the Partnership's interest in the underlying land for the amount of $500,000. In addition, under the terms of the ground lease, the Partnership was entitled to a share of the property's appreciation. This resulted in a participation payment to the Partnership of $650,000. In total, the Partnership received $5,485,000 to close the transactions. As a result of this transaction, the Partnership will make a special distribution of $153 per original $1,000 investment on January 15, 1997 to unitholders of record as of December 20, 1996. This special distribution will be paid along with the regular quarterly distribution for the quarter ended November 30, 1996. Subsequent to the Woodcroft special distribution, the Partnership's annualized distribution rate will be adjusted from 6.5% to 5.5% beginning with the distribution for the quarter ending February 28, 1997, which will be made on April 15, 1997.

   During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower had represented that it had received the necessary financing to complete this transaction. However, the amount to be received by the Partnership as its share of the appreciation in the Appletree property has not been agreed upon to date. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. The borrower could force the Partnership to submit to such an arbitration process during fiscal 1997, although to date it has given no formal indication of an intent to do so. In addition  to the  amount  to be  determined  as the  Partnership's  share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000 for any prepayment prior to April 30, 1997. Subsequent to April 1997, the prepayment penalty declines to 1.5% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term until maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. However, a prepayment transaction remains contingent on, among other things, a resolution of the value issue, and the borrower has not pursued negotiation efforts in recent months. Accordingly, there are no assurances that a transaction will be consummated.

   At the Partnership's wholly-owned multi-family residential property, Westside Creek Apartments in Little Rock, Arkansas, the occupancy level averaged 86% for the quarter, compared to 89% for the prior quarter. There have been unusually high levels of tenant turnover at Westside Creek in recent quarters which can be attributed to the opening of a nearby newly constructed apartment property and by several tenants leaving to purchase single-family homes. The construction of this nearby apartment community with 225 units is not expected to have a significant impact on occupancy levels at Westside Creek over the long term; however it is expected to limit the property management team's ability to raise rental rates in the near term. There are two more new properties under construction in the West Little Rock market and one may directly compete with Westside Creek. The property management team has recommended that the Partnership invest funds in capital improvements at the property in order to stay competitive with these new developments. During the current quarter, the Partnership received an offer to purchase the Westside Creek property and entered into negotiations for a potential sales contract. As previously reported, Westside Creek consists of two separately-owned phases. The two phases share their amenities with one another and allocate expenses by agreement through a common management company. The proposed sale transaction would involve both phases, which management believes would maximize the proceeds to the Partnership. The Partnership owns Phase I which includes the common entrance, leasing office and clubhouse, and has negotiated a favorable allocation of the potential sales price with the owner of Phase II based on Phase I's physical advantages. In order to capitalize on this potential for a combined sale of both phases, and in light of the possible near term repayment of the Appletree mortgage loan and related land sale, management believes that pursuing a current sale of the Westside Creek property would be in the best interests of the Limited Partners. A sale of Westside Creek and the disposition of the Appletree investments would be followed by a liquidation of the Partnership. The Partnership is in the process of finalizing a purchase and sale agreement with the prospective buyer for Westside Creek and could close a sale transaction during the third quarter of fiscal 1997. As with any negotiation, there can be no assurance that a sale transaction will be completed.

   At November 30, 1996, the Partnership had available cash and cash equivalents of approximately $1,019,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the Partnership's real estate investments, repayment of the mortgage loans receivable and the proceeds from the sales or refinancings of the underlying land and the investment property. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended November 30, 1996
------------------------------------

   The Partnership's net income increased by $1,000 for the three-month period ended November 30, 1996 when compared to the same period in the prior year. The change in net income is attributable to an increase in operating income of $13,000 which was partially offset by a decrease in income from operations of investment property held for sale of $12,000. Operating income increased due to an increase in land rent income and a decrease in general and administrative expenses. Land rent increased by $3,000 due to an increase in the additional rent in excess of a specified base amount received from the Woodcroft Shopping Center investment during the current quarter pursuant to the terms of the ground lease. General and administrative expenses decreased by $8,000 mainly due to a decrease in certain required professional fees.

   The decrease in income from investment property held for sale of $12,000 is primarily attributable to a decrease in rental income at the Westside Creek Apartments. Rental income decreased due to a decrease in the property's average occupancy level when compared to the same period in the prior year as a result of the competitive conditions discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
-------------------------

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Qualified Properties, Inc. and Properties Associates, ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited  Partnership  Actions alleged that, in connection with the sale of interests in PaineWebber Qualified Plan Property Fund Three, LP., PaineWebber, Third Qualified Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Qualified Plan Property Fund Three, LP., also alleged that following the sale of the partnership interests, PaineWebber, Third Qualified Properties, Inc. and Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third Qualified Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

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

                    PAINE WEBBER  QUALIFIED PLAN PROPERTY FUND THREE, LP
                             By: THIRD QUALIFIED PROPERTIES, INC.
                                     Managing General Partner




                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Dated:  January 14, 1997