Form 10-Q
period 1997-02-28
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1997-04-14
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
                                 BALANCE SHEETS
                February 28, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)
                                     ASSETS
                                                     February 28    August 31
                                                     -----------    ---------

Real estate investments:
  Investment property held for sale                    $  4,720    $  4,720
  Land                                                      650       1,150
  Mortgage loans receivable                               4,850       9,185
                                                      --------     ---------
                                                         10,220      15,055

Cash and cash equivalents                                 1,025         973
Interest receivable                                          62          85
Tax and tenant security deposit escrows                      55          71
Prepaid expenses                                              4          14
Deferred expenses, net                                        7           9
                                                       --------    --------
                                                       $ 11,373    $ 16,207
                                                       ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $     18    $     18
Accounts payable and accrued expenses                        73         113
Tenant security deposits                                     12          13
Partners' capital                                        11,270      16,063
                                                       --------    --------
                                                       $ 11,373    $ 16,207
                                                       ========    ========


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the six months ended February 28, 1997 and February 29, 1996
                                   (Unaudited)
                                 (In thousands)
                                                    General         Limited
                                                    Partners        Partners
                                                    --------        --------

Balance at August 31, 1995                           $   10         $15,878
Net income                                                7             687
Cash distributions                                       (6)           (584)
                                                     ------         -------
Balance at February 29, 1996                         $   11         $15,981
                                                     ======         =======

Balance at August 31, 1996                           $   11         $16,052
Net income                                               13           1,260
Cash distributions                                       (6)         (6,060)
                                                     ------         -------
Balance at February 28, 1997                         $   18         $11,252
                                                     ======         =======




                             See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
  For the three and six months ended February 28, 1997 and February 29, 1996
                                 (Unaudited)
                   (In thousands, except per Unit amounts)

                                      Three Months Ended     Six Months Ended
                                        February 28/29,        February 28/29,
                                      ------------------    ------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----

Revenues:
   Interest from mortgage loans    $  156      $  256        $ 411      $ 511
   Land rent                           23          48           59         81
   Interest earned on short-
     term investments                  37          11           49         21
                                   ------      ------        -----      -----
                                      216         315          519        613

Expenses:
   Management fees                     21          21           42         42
   General and administrative          69         104          129        172
   Amortization of deferred
     expenses                           1           1            2          2
                                   ------      ------        -----      -----

                                       91         126          173        216
                                   ------      ------        -----      -----

Operating income                      125         189          346        397

Income from operations of
   investment property held
   for sale, net                      139         147          277        297

Gain on sale of land                  650           -          650          -
                                   ------      ------        -----      -----
 Net income                        $  914      $  336       $1,273      $ 694
                                   ======      ======       ======      =====

Net income per Limited
  Partnership Unit                 $ 25.28       $9.26       $ 35.21    $19.17
                                   =======       =====       =======    ======

Cash distributions per Limited
  Partnership Unit                 $161.16       $8.16       $169.32    $16.32
                                   =======       =====       =======    ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.




                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
  Net income                                         $   1,273        $   694
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Gain on sale of land                                   (650)             -
   Amortization of deferred expenses                         2              2
   Changes in assets and liabilities:
     Interest receivable                                    23              -
     Tax and tenant security deposit escrows                16             18
     Prepaid expenses                                       10              7
     Accounts payable and accrued expenses                 (40)           (43)
     Tenant security deposits                               (1)             -
                                                     ---------        -------
      Total adjustments                                   (640)           (16)
                                                     ---------        -------
      Net cash provided by operating activities            633            678
                                                     ---------        -------

Cash flows from investing activities:
  Net proceeds from sale of land                         1,150              -
  Proceeds from repayment of mortgage loans              4,335              -
                                                     ---------        -------
   Net cash provided by investing activities             5,485              -
                                                     ---------        -------

Cash flows from financing activities:
  Distributions to partners                             (6,066)          (590)
                                                     ---------        -------

Net increase in cash and cash equivalents                   52             88

Cash and cash equivalents, beginning of period             973            790
                                                     ---------        -------

Cash and cash equivalents, end of period             $   1,025        $   878
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

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for each of the three- and the six-month periods ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments

   The outstanding first mortgage loans and the cost of the related land to the Partnership at February 28, 1997 and August 31, 1996 are as follows (in thousands):

     Property              Amount of Mortgage Loan             Cost of Land
     --------              -----------------------        ---------------------
                             2/28/97        8/31/96       2/28/97       8/31/96
                             -------        -------       -------       -------

   Appletree Apartments      $ 4,850        $4,850        $   650     $   650
   Omaha, NE

   Woodcroft Shopping Center
   Durham, NC  (1)
   Phase I                         -         3,100              -         360
   Phase II                        -         1,235              -         140
                             -------        ------        -------      ------
                             $ 4,850        $9,185        $   650      $1,150
                             =======        ======        =======      ======

   (1) See below for discussion of the Woodcroft Shopping Center's mortgage loan repayment and related land sale on December 20, 1996.

   The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the six months ended February 28, 1997 and February 29, 1996, additional rent of $4,000 and $17,000, respectively, was earned from the Woodcroft Shopping Center investments. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of February 28, 1997, the option to purchase the land underlying the Appletree Apartments was exercisable. The Partnership's investments were structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a share of the appreciation above a specified base amount.

   In December 1996, Woodcroft's owner agreed upon sale terms with a third-party buyer. The sale transaction closed on December 20, 1996. As part of the transaction, the Partnership received $4,335,000 from the Woodcroft borrower which represented the full repayment of the first leasehold mortgage loan secured by the Woodcroft Shopping Center which matured on December 17, 1996. Simultaneously, the Woodcroft borrower purchased the Partnership's interest in the underlying land for the amount of $500,000. In addition, under the terms of the ground lease, the Partnership was entitled to a share of the property's appreciation. This resulted in a participation payment to the Partnership of $650,000. In total, the Partnership received $5,485,000 to close the transaction. As a result of this transaction, the Partnership made a special distribution of $153 per original $1,000 investment on January 15, 1997 to unitholders of record as of December 20, 1996. This special distribution was paid along with the regular quarterly distribution for the quarter ended November 30, 1996. Subsequent to the Woodcroft special distribution, the Partnership's annualized distribution rate was adjusted from 6.5% to 5.5% beginning with the distribution for the quarter ended February 28, 1997, which will be made on April 15, 1997.

   During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower reported that it had secured the necessary financing to complete this transaction. However, the amount to be received by the Partnership as its share of the appreciation of the Appletree property has not been agreed upon to date. The terms of the Partnership's ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. The borrower could force the Partnership to submit to such an arbitration process during fiscal 1997, although to date it has given no formal indication of an intent to do so. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000 for any prepayment prior to April 30, 1997. Subsequent to April 30, 1997, the prepayment penalty declines to 1.5% for the next twelve months after which there would be no prepayment penalty for the remainder of the term, through maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. As a result of the Woodcroft repayment transaction described above and the sale of the Partnership's wholly-owned investment property subsequent to the quarter ended February 28, 1997 (see Note 4), the Appletree mortgage loan and underlying land are the Partnership's only remaining investments. Consequently, a prepayment transaction involving the Appletree investments would be followed by a liquidation of the Partnership. However, a prepayment transaction remains contingent on, among other things, a resolution of the value issue. Accordingly, there are no assurances that a prepayment transaction and a liquidation of the Partnership will be consummated in the near term.

   As discussed further above, the Woodcroft loan was repaid in December 1996, and there is the potential for a near-term prepayment of the Appletree loan. As a result of these circumstances, based on an expected short-term maturity, the estimated fair value of the Partnership's remaining mortgage loan instrument approximated its carrying value as of February 28, 1997 since the estimated fair value of the collateral property exceeded the principal balance of the loan.

3. Related Party Transactions

   The Adviser earned basic management fees of $42,000 for both of the six-month periods ended February 28, 1997 and February 29, 1996. Accounts payable - affiliates at both February 28, 1997 and August 31, 1996 consists of management fees of $18,000 payable to the Adviser.

   Included in general and administrative expenses for both of the six-month periods ended February 28, 1997 and February 29, 1996 is $78,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $1,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

4. Investment Properties

   As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by the Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner since assuming ownership. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, is classified as investment property held for sale on the accompanying balance sheets as of February 28, 1997 and August 31, 1996.

   During the quarter ended November 30, 1996, the Partnership received an offer to purchase the Westside Creek property and entered into negotiations for a sale contract. The sale, to an unrelated third-party, closed subsequent to the end of the second quarter, on March 28, 1997, at a sale price of $6,100,000. The Partnership will recognize a gain of approximately $1.2 million on the sale of Westside Creek in the third quarter of fiscal 1997. As a result of the sale of the Partnership's wholly-owned Westside Creek Apartments, a Special Distribution of approximately $6,336,000, or $177 per original $1,000 investment, will be made on April 15, 1997 to unitholders of record as of March 28, 1997. Of this amount, approximately $167 represents net proceeds from the sale of the Westside Creek Apartments and $10 represents a distribution of Partnership reserves that exceed expected future requirements. Due to the reduction in the Partnership's cash flow resulting from the sale of Westside Creek, the Partnership's annualized distribution rate will be adjusted from 5.5% to 4.5% beginning with the distribution for the quarter ending May 31, 1997, which will be made on July 15, 1997. The 4.5% annualized rate will be paid on a Limited Partner's remaining capital account of $172 per original $1,000 investment, which reflects the $177 return of capital resulting from the Westside Creek sale.

   The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three- and six-month periods ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                        February 28/29,        February 28/29,
                                     -------------------    -------------------
                                      1997        1996         1997     1996
                                      ----        ----         ----     ----

   Revenues:
     Rental income                 $  223     $   246       $  457     $  492
     Other income                       9           7           16         15
                                   ------     -------       ------     ------
                                      232         253          473        507
   Expenses:
     Property operating expenses       72          85          154        168
     Property taxes and insurance      21          21           42         42
                                   ------     -------       ------     ------
                                       93         106          196        210
                                   ------     -------       ------     ------
   Income from operations, net     $  139     $   147       $  277     $  297
                                   ======     =======       ======     ======

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As reported in the first quarter, in December 1996 the owner of the Woodcroft Shopping Center agreed upon sale terms with a third-party buyer. The sale transaction closed on December 20, 1996. As part of the transaction, the Partnership received $4,335,000 from the Woodcroft borrower which represented the full repayment of the first leasehold mortgage loan secured by the Woodcroft Shopping Center which matured on December 17, 1996. Simultaneously, the Woodcroft borrower purchased the Partnership's interest in the underlying land for the amount of $500,000. In addition, under the terms of the ground lease, the Partnership was entitled to a share of the property's appreciation. This resulted in a participation payment to the Partnership of $650,000. In total, the Partnership received $5,485,000 to close the transaction. As a result of this transaction, the Partnership made a special distribution of $153 per original $1,000 investment on January 15, 1997 to unitholders of record as of December 20, 1996. This special distribution was paid along with the regular quarterly distribution for the quarter ended November 30, 1996. Subsequent to the Woodcroft special distribution, the Partnership's annualized distribution rate was adjusted from 6.5% to 5.5% beginning with the distribution for the quarter ended February 28, 1997, which will be made on April 15, 1997.

   Also as reported during the quarter ended November 30, 1996, the Partnership received an offer to purchase the Westside Creek property and entered into negotiations for a sale contract. Westside Creek consisted of two separately-owned phases which shared their amenities with one another and allocated expenses by agreement through a common management company. The sale transaction involved both phases, which management believes maximized the proceeds to the Partnership. The Partnership owned Phase I which included the common entrance, leasing office and clubhouse, and had negotiated a favorable allocation of the sales price with the owner of Phase II based on Phase I's physical advantages. In order to capitalize on this potential for a combined sale of both phases, and in light of the possible near-term repayment of the Appletree mortgage loan and related land sale, management believed that pursuing a current sale of the Westside Creek property was in the best interests of the Limited Partners. The transaction closed subsequent to the end of the quarter on March 28, 1997. Westside Creek Phase I was sold for $6,100,000. This amount compares favorably to the Partnership's original net investment in Westside Creek of $4,850,000.

   As a result of the sale of the Partnership's wholly-owned Westside Creek Apartments, a Special Distribution of approximately $6,336,000, or $177 per original $1,000 investment, will be made on April 15, 1997 to unitholders of record as of March 28, 1997. Of this amount, approximately $167 represents net proceeds from the sale of the Westside Creek Apartments and $10 represents a distribution of Partnership reserves that exceed expected future requirements. It should be noted that due to the reduction in the Partnership's cash flow resulting from the sale of Westside Creek, the Partnership's annualized distribution rate will be adjusted from 5.5% to 4.5% beginning with the distribution for the quarter ending May 31, 1997, which will be made on July 15, 1997. The 4.5% annualized rate will be paid on a Limited Partner's remaining capital account of $172 per original $1,000 investment, which reflects the $177 return of capital resulting from the Westside Creek sale.

   During the last quarter of fiscal 1995, the Partnership received notice from the Appletree borrower of its intent to prepay the Partnership's mortgage loan and repurchase the underlying land. The borrower had represented that it had received the necessary financing to complete this transaction. However, the amount to be received by the Partnership as its share of the appreciation in the Appletree property has not been agreed upon to date. The terms of the ground lease provide for the possible resolution of disputes between the parties over value issues through an arbitration process. The borrower could force the Partnership to submit to such an arbitration process during fiscal 1997, although to date it has given no formal indication of an intent to do so. In addition to the amount to be determined as the Partnership's share of the property's appreciation under the ground lease, the terms of the Appletree mortgage loan require a prepayment penalty which would be equal to 2.5% of the outstanding principal balance of $4,850,000 for any prepayment prior to April 30, 1997. Subsequent to April 1997, the prepayment penalty declines to 1.5% for the next twelve months, after which there would be no prepayment penalty for the remainder of the term, until maturity in June 1999. If completed, the proceeds of any prepayment transaction would be distributed to the Limited Partners. As a result of the Woodcroft repayment transaction in December 1996 and the sale of the wholly-owned Westside Creek Apartments in March 1997, the Appletree mortgage loan and underlying land are the Partnership's only remaining investments. Consequently, a prepayment transaction involving the Appletree investments would be followed by a liquidation of the Partnership. However, a prepayment transaction remains contingent on, among other things, a resolution of the value issue, and the borrower has not pursued negotiation efforts in recent months. Accordingly, there are no assurances that a prepayment transaction and a liquidation of the Partnership will be consummated in the near term.

   At February 28, 1997, the Partnership had available cash and cash equivalents of approximately $1,025,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the repayment of the remaining mortgage loan receivable and the proceeds from the sale of the land underlying the Appletree Apartments. Such sources of liquidity are expected to be adequate to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended February 28, 1997
------------------------------------

      The Partnership reported net income of $914,000 for the three-month period ended February 28, 1997, as compared to net income of $336,000 for the same period in the prior year. This $578,000 favorable change in net operating results is primarily due to the gain of $650,000 recognized in the current period on the sale of the land underlying the Woodcroft Shopping Center, as discussed further above. Decreases in operating income of $64,000 and income from investment property held for sale of $8,000 partially offset the gain on the sale of the Woodcroft land. Operating income decreased mainly due to declines in interest income from mortgage loans of $100,000 and land rent of $25,000. Interest income from mortgage loans and land rent decreased due to the Woodcroft Shopping Center's mortgage loan repayment and land sale in December 1996, as discussed further above. A reduction in general and administrative expenses of $35,000 and an increase in interest earned on short-term investments of $26,000 partially offset the decreases in interest income from mortgage loans and land rent for the current three-month period. General and administrative expenses declined primarily due to a decrease in certain required professional services in the current period. Interest earned on short-term investments increased mainly due to the higher average outstanding cash balances resulting from the temporary investment of the Woodcroft mortgage loan repayment and land sale proceeds prior to the special distribution to the Limited Partners which occurred on January 15, 1997.

      The decrease in income from investment property held for sale of $8,000 is primarily attributable to a decrease in rental income at the Westside Creek Apartments for the current three-month period. Rental income decreased due to a decline in the property's average occupancy level when compared to the same period in the prior year as a result of the competitive conditions in the Little Rock, Arkansas apartment market.

Six Months Ended February 28, 1997
----------------------------------

      The Partnership reported net income of $1,273,000 for the six-month period ended February 28, 1997, as compared to net income of $694,000 for the same period in the prior year. This $579,000 favorable change in net operating results is primarily due to the gain of $650,000 recognized in the current period on the sale of the land underlying the Woodcroft Shopping Center, as discussed further above. Decreases in operating income of $51,000 and income from investment property held for sale of $20,000 partially offset the gain on the sale of the Woodcroft land. Operating income declined mainly due to decreases in interest income from mortgage loans of $100,000 and land rent of $22,000. Interest income from mortgage loans and land rent decreased due to the Woodcroft Shopping Center's mortgage loan repayment and land sale in December 1996, as discussed further above. A reduction in general and administrative expenses of $43,000 and an increase in interest earned on short-term investments of $28,000 partially offset the decreases in interest income from mortgage loans and land rent. General and administrative expenses declined primarily due to a decrease in certain required professional services in the current period.
Interest earned on short-term investments increased mainly due to the higher average outstanding cash balances resulting from the temporary investment of the Woodcroft mortgage loan repayment and land sale proceeds prior to the special distribution to the Limited Partners which occurred on January 15, 1997.

      The decrease in income from investment property held for sale of $20,000 is primarily attributable to a decrease in rental income at the Westside Creek Apartments for the current six-month period. Rental income decreased due to a decline in the property's average occupancy level when compared to the same period in the prior year as a result of the competitive conditions in the Little Rock, Arkansas apartment market.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors.
In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Qualified Properties, Inc. and Properties Associates, ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provides for the complete resolution of such action. Final releases and dismissals with regard to this action are expected to be received in April 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners believe that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

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


Dated:  April 14, 1997