Form 10-Q
period 1997-05-31
PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE LP
filed 1997-07-15
CIK 724136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q


   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

                                       OR

   |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _____ to  ______ .


                       Commission File Number:    0-17147


               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         04-2798638
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


265 Franklin Street, Boston, Massachusetts                       02110
------------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code     (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                                 BALANCE SHEETS
                  May 31, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                         May 31     August 31
                                                         ------     ---------

Real estate investments:
  Investment property held for sale                    $      -    $  4,720
  Land                                                      650       1,150
  Mortgage loans receivable                               4,850       9,185
                                                       --------    --------
                                                          5,500      15,055

Cash and cash equivalents                                   636         973
Interest receivable                                          63          85
Tax and tenant security deposit escrows                       -          71
Prepaid expenses                                              -          14
Deferred expenses, net                                        6           9
                                                       --------    --------
                                                       $  6,205    $ 16,207
                                                       ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $      4    $     18
Accounts payable and accrued expenses                        30         113
Tenant security deposits                                      -          13
Partners' capital                                         6,171      16,063
                                                       --------    --------
                                                       $  6,205    $ 16,207
                                                       ========    ========


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General       Limited
                                                    Partners      Partners
                                                    --------      --------

Balance at August 31, 1995                           $   10        $ 15,878
Net income                                               11           1,050
Cash distributions                                       (9)           (876)
                                                     ------        --------
Balance at May 31, 1996                              $   12        $ 16,052
                                                     ======        ========

Balance at August 31, 1996                           $   11        $ 16,052
Net income                                               27           2,656
Cash distributions                                       (7)        (12,568)
                                                     ------        --------
Balance at May 31, 1997                              $   31        $  6,140
                                                     ======        ========




                             See accompanying notes.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                    Three Months Ended       Nine Months Ended
                                          May 31,                 May 31,
                                   -------------------      ------------------
                                      1997       1996         1997      1996
                                      ----       ----         ----      ----

Revenues:
   Interest from mortgage loans    $  133      $  255       $  544    $   766
   Land rent                           18          36           77        117
   Other interest income               31          11           80         32
                                   ------      ------       ------    -------
                                      182         302          701        915

Expenses:
   Management fees                      6          21           48         63
   General and administrative          77          51          206        223
   Amortization of deferred
     expenses                           1           1            3          3
                                   ------      ------       ------    -------
                                       84          73          257        289
                                   ------      ------       ------    -------

Operating income                       98         229          444        626

Income (loss) from operations of
   investment property held
   for sale, net                      (47)        138          230        435

Gain on sale of investment
   property held for sale           1,359           -        1,359          -

Gain on sale of land                    -           -          650          -
                                   ------      ------       ------    -------

Net income                         $1,410      $  367       $2,683    $ 1,061
                                   ======      ======       ======    =======

Net income per Limited
  Partnership Unit                 $38.99      $10.17       $74.20    $ 29.34
                                   ======      ======       ======    =======

Cash distributions per Limited
  Partnership Unit                $181.80      $ 8.16      $351.12    $ 24.48
                                  =======      ======      =======    =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 35,794 Units of Limited Partnership Interest outstanding during each period.







                             See accompanying notes.

               PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
  Net income                                           $ 2,683        $ 1,061
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Gain on sale of investment property held for sale    (1,359)             -
   Gain on sale of land                                   (650)             -
   Amortization of deferred expenses                         3              3
   Changes in assets and liabilities:
     Interest receivable                                    22              -
     Tax and tenant security deposit escrows                71              -
     Prepaid expenses                                       14             11
     Accounts payable - affiliates                         (14)             -
     Accounts payable and accrued expenses                 (83)           (50)
     Tenant security deposits                              (13)             -
                                                       -------        -------
      Total adjustments                                 (2,009)           (36)
                                                       -------        -------
      Net cash provided by operating activities            674          1,025
                                                       -------        -------

Cash flows from investing activities:
  Net proceeds from sale of operating investment
    property                                             6,079              -
  Net proceeds from sale of land                         1,150              -
  Proceeds from repayment of mortgage loans              4,335              -
                                                       -------        -------
      Net cash provided by investing activities         11,564              -
                                                       -------        -------

Cash flows from financing activities:
  Distributions to partners                            (12,575)          (885)
                                                       -------        -------

Net (decrease) increase in cash and cash equivalents      (337)           140

Cash and cash equivalents, beginning of period             973            790
                                                       -------        -------

Cash and cash equivalents, end of period               $   636        $   930
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

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1997 and August 31, 1996 and revenues and expenses for the three and nine months ended May 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

   As discussed further in Notes 2 and 4, the Partnership expects to liquidate its remaining real estate investments during fiscal 1997, with the final transaction scheduled to close during the fourth quarter. As a result, a liquidation of the Partnership is expected to commence once this final transaction is completed. As part of such liquidation, the proceeds from the prepayment of the final mortgage loan and land investment, along with any remaining cash reserves after the payment of all liquidation-related expenses, will be distributed to the Limited Partners. The formal liquidation of the Partnership is expected to be completed prior to the end of calendar 1997.

2. Mortgage Loan and Land Investments

   The outstanding first mortgage loans and the cost of the related land to the Partnership at May 31, 1997 and August 31, 1996 are as follows (in thousands):

                             Amount of Mortgage Loan         Cost of Land
      Property                5/31/97       8/31/96        5/31/97     8/31/96
      --------                -------       -------        -------     -------

   Appletree Apartments       $4,850        $4,850         $  650      $  650
   Omaha, NE

   Woodcroft Shopping Center
   Durham, NC  (1)
   Phase I                         -         3,100              -         360
   Phase II                        -         1,235              -         140
                              ------        ------         ------      ------
                              $4,850        $9,185         $  650      $1,150
                              ======        ======         ======      ======

(1) See below for discussion of the Woodcroft Shopping Center's mortgage loan repayment and related land sale on December 20, 1996.

   The interest rates on the mortgage loans range from 11% to 11.25% per annum. The land leases have terms of 40 years. Among the provisions of the lease agreements, the Partnership is entitled to additional rent based upon the gross revenues from the operating properties in excess of a base amount, as defined. For the nine months ended May 31, 1997 and 1996, additional rent of $4,000 and $21,000, respectively, was earned from the Woodcroft Shopping Center investments. The lessees have the option to purchase the land for specified periods of time, as discussed in the Annual Report, at a price based on fair market value, as defined, but in no event less than the original cost to the Partnership. As of May 31, 1997, the option to purchase the land underlying the Appletree Apartments was exercisable. The Partnership's investments were structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to purchase the land, the Partnership will receive a share of the appreciation above a specified base amount.

   In December 1996, Woodcroft's owner agreed upon sale terms with a third-party buyer. The sale transaction closed on December 20, 1996. As part of the transaction, the Partnership received $4,335,000 from the Woodcroft borrower which represented the full repayment of the first leasehold mortgage loan secured by the Woodcroft Shopping Center which matured on December 17, 1996. Simultaneously, the Woodcroft owner purchased the Partnership's interest in the underlying land for the amount of $500,000. In addition, under the terms of the ground lease, the Partnership was entitled to a share of the property's appreciation. This resulted in a participation payment to the Partnership of $650,000. In total, the Partnership received $5,485,000 to close the transaction. As a result of this transaction, the Partnership made a special distribution of $153 per original $1,000 investment on January 15, 1997 to Unitholders of record as of December 20, 1996.

   During the quarter ended May 31, 1997, the Partnership reached an agreement with the owner of the Appletree Apartments on the terms of a transaction to prepay the first leasehold mortgage loan which is scheduled to mature on June 1, 1999 and purchase the underlying land from the Partnership. The parties have been having discussions concerning the terms of such a transaction for more than a year. The transaction is expected to close in the fourth quarter of fiscal 1997. Under the agreed upon terms of the transaction, the Partnership will receive $4,850,000 from the Appletree borrower, which represents the full repayment of the first leasehold mortgage loan. Simultaneously, the Appletree owner will purchase the Partnership's interest in the underlying land at a price equal to $1,125,000, which represents a premium of $475,000 over the Partnership's cost basis in the land of $650,000. In addition, the Partnership will receive a mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $60,625, and a land lease termination fee of $16,250 in accordance with the terms of the agreements. If this transaction closes as expected, the proceeds will be distributed to the Limited Partners in conjunction with the liquidation of the Partnership.

   As discussed further above, the Woodcroft loan was repaid in December 1996 and the Appletree loan is expected to be repaid in the fourth quarter of fiscal 1997. As a result of these circumstances, based on an expected short-term maturity, the estimated fair value of the Partnership's remaining mortgage loan investments approximated their carrying values as of May 31, 1997 and August 31, 1996 since the estimated fair values of the collateral properties exceeded the principal balances of the loans.

3. Related Party Transactions

   The Adviser earned basic management fees of $48,000 and $63,000 for the nine-month periods ended May 31, 1997 and 1996, respectively. Accounts payable - affiliates at May 31, 1997 and August 31, 1996 consists of management fees of $4,000 and $18,000, respectively, payable to the Adviser.

   Included in general and administrative expenses for the nine-month periods ended May 31, 1997 and 1996 is $117,000 and $118,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $6,000 and $4,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

4. Investment Property Held For Sale

   As discussed in the Annual Report, the Partnership foreclosed under the terms of the mortgage loan secured by the Westside Creek Apartments on March 23, 1989 due to nonpayment of the required debt service. The Adviser has employed a local property management company to conduct the day-to-day operations of the property under the direction of the Managing General Partner since assuming ownership. The property consists of 142 units and is located in Little Rock, Arkansas. The net carrying value of the Partnership's investment in the Westside Creek Apartments, of $4,720,000, was classified as investment property held for sale on the accompanying balance sheet as of August 31, 1996.

   During the quarter ended Novemer 30, 1996, the Partnership received an offer to purchase the Westside Creek property and entered into negotiations for a sale contract. The sale, to an unrelated third-party, closed on March 28, 1997 at a sale price of $6,100,000. The Partnership recongized a gain of approximately $1.4 million on the sale of Westside Creek in the third quarter of fiscal 1997. As a result of the sale of the Partnership's wholly-owned Westside Creek Apartments, a Special Distribution of approximately $6,336,000, or $177 per original $1,000 investment, was made on April 15, 1997 to Unitholders of record as of March 28, 1997. Of this amount, approximately $167 represented net proceeds from the sale of the Westside Creek Apartments and $10 represented a distribution of Partnership reserves that exceeded expected future requirements.

   The Partnership recognizes income from the operations of investment property held for sale in the amount of the excess of the property's gross revenues over the sum of property operating expenses (including capital improvement costs), taxes and insurance. Summarized operating results of the Westside Creek investment property for the three- and nine-month periods ended May 31, 1997 (through the date of sale) and 1996 are as follows (in thousands):

                                   Three Months Ended       Nine Months Ended
                                         May 31,                 May 31,
                                  -------------------      -------------------
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----

   Revenues:
     Rental income                $    67     $   240      $   524     $  731
     Other income                      10           8           26         23
                                  -------     -------      -------     ------
                                       77         248          550        754
   Expenses:
     Property operating expenses       89          89          243        256
     Property taxes and insurance      35          21           77         63
                                  -------     -------      -------     ------
                                      124         110          320        319
                                  -------     -------      -------     ------
   Income (loss) from
     operations, net              $   (47)    $  138       $   230     $  435
                                  =======     =======      =======     ======

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further below, the Partnership expects to liquidate its remaining real estate investments during fiscal 1997, with the final transaction scheduled to close during the fourth quarter. As a result, a liquidation of the Partnership is expected to commence once this final transaction is completed. As part of such liquidation, the proceeds from the prepayment of the final mortgage loan and land investment, along with any remaining cash reserves after the payment of all liquidation-related expenses, will be distributed to the Limited Partners. The formal liquidation of the Partnership is expected to be completed prior to the end of calendar 1997.

      As reported in the first quarter, in December 1996 the owner of the Woodcroft Shopping Center agreed upon sale terms with a third-party buyer. The sale transaction closed on December 20, 1996. As part of the transaction, the Partnership received $4,335,000 from the Woodcroft borrower which represented the full repayment of the first leasehold mortgage loan secured by the Woodcroft Shopping Center which matured on December 17, 1996. Simultaneously, the Woodcroft owner purchased the Partnership's interest in the underlying land for the amount of $500,000. In addition, under the terms of the ground lease, the Partnership was entitled to a share of the property's appreciation. This resulted in a participation payment to the Partnership of $650,000. In total, the Partnership received $5,485,000 to close the transaction. As a result of this transaction, the Partnership made a special distribution of $153 per original $1,000 investment on January 15, 1997 to Unitholders of record as of December 20, 1996. This special distribution was paid along with the regular quarterly distribution for the quarter ended November 30, 1996.

      Also as reported during the quarter ended November 30, 1996, the Partnership received an offer to purchase the Westside Creek property and entered into negotiations for a sale contract. Westside Creek consisted of two separately-owned phases which shared their amenities with one another and allocated expenses by agreement through a common management company. The sale transaction involved both phases, which management believes maximized the proceeds to the Partnership. The Partnership owned Phase I which included the common entrance, leasing office and clubhouse, and had negotiated a favorable allocation of the sales price with the owner of Phase II based on Phase I's physical advantages. In order to capitalize on this potential for a combined sale of both phases, and in light of the possible near-term repayment of the Appletree mortgage loan and related land sale, management believed that pursuing a current sale of the Westside Creek property was in the best interests of the Limited Partners. The transaction closed on March 28, 1997. Westside Creek - Phase I was sold for $6,100,000. As a result of the sale of the Partnership's wholly-owned Westside Creek Apartments, a Special Distribution of approximately $6,336,000, or $177 per original $1,000 investment, was made on April 15, 1997 to Unitholders of record as of March 28, 1997. Of this amount, approximately $167 represented net proceeds from the sale of the Westside Creek Apartments and $10 represented a distribution of Partnership reserves that exceeded expected future requirements.

      During the quarter ended May 31, 1997, the Partnership reached an agreement with the owner of the Appletree Apartments on the terms of a transaction to prepay the first leasehold mortgage loan which is scheduled to mature on June 1, 1999 and purchase the underlying land from the Partnership. The parties have been having discussions concerning the terms of such a transaction for more than a year. The transaction is expected to close in the fourth quarter of fiscal 1997. Under the agreed upon terms of the transaction, the Partnership will receive $4,850,000 from the Appletree borrower, which represents the full repayment of the first leasehold mortgage loan. Simultaneously, the Appletree owner will purchase the Partnership's interest in the underlying land at a price equal to $1,125,000, which represents a premium of $475,000 over the Partnership's cost basis in the land of $650,000. In addition, the Partnership will receive a first mortgage loan prepayment penalty of 1.25% of the mortgage note balance, or $60,625, and a land lease termination fee of $16,250 in accordance with the terms of the agreements. If this transaction closes as expected, the proceeds described above will be distributed to the Limited Partners in conjunction with the liquidation of the Partnership.

      At May 31, 1997, the Partnership had available cash and cash equivalents of approximately $636,000. Such cash and cash equivalents will be used for working capital requirements and for distributions to the partners. The source of future distributions to the partners will be the cash to be generated from the repayment of the remaining mortgage loan receivable and the proceeds from the sale of the land underlying the Appletree Apartments, as discussed further above. As noted above, the proceeds of the Appletree prepayment transaction, along with any remaining Partnerships cash reserves after payment of all liquidation-related expenses, are expected to be distributed to the Limited Partners prior to the end of calendar 1997.

Results of Operations
Three Months Ended May 31, 1997
-------------------------------

      The Partnership reported net income of $1,410,000 for the three-month period ended May 31, 1997, as compared to net income of $367,000 for the same period in the prior year. This favorable change in net operating results is the result of the gain of $1,359,000 recognized in the current period on the sale of the Partnership's wholly-owned Westside Creek Apartments, as discussed further above. The gain on the sale of the Westside Creek Apartments represented the difference between the gross purchase price of $6.1 million net of selling costs, and the net carrying value of the operating investment property. The gain on the sale of the Westside Creek Apartments was partially offset by a $185,000 unfavorable change in net operating results of investment property held for sale and a $131,000 decrease in operating income. The unfavorable change in net operating results of investment property held for sale was due to the sale of Westside Creek on March 28, 1997, resulting in less than one month of operations being recorded in the current three-month period. Operating income decreased mainly due to declines in interest from mortgage loans and land rent of $122,000 and $18,000, respectively, and a $26,000 increase in general and administrative expenses. Interest from mortgage loans and land rent decreased due to the Woodcroft Shopping Center's mortgage loan repayment and land sale in December 1996, as discussed further above. General and administrative expenses increased mainly due to the timing of the performance of the annual independent appraisal work on the Partnership's investments. An increase in interest earned on short term investments of $20,000 and a $15,000 decrease in management fees partially offset the decreases in interest from mortgage loans and land rent and the increase in general and administrative expenses. Interest earned on short-term investments increased primarily due to the higher average outstanding cash balances resulting from the temporary investment of the proceeds from the sale of Westside Creek and the Woodcroft mortgage repayment and land sale prior to the special distributions to the Limited Partners which occurred on April 15, 1997 and January 15, 1997, respectively. Management fees decreased due to the reduction in adjusted capital contributions, upon which such fees are based, due to the sale of Westside Creek and the Woodcroft mortgage loan repayment and land sale, and the subsequent returns of capital, as described above.

Nine Months Ended May 31, 1997
------------------------------

      The Partnership reported net income of $2,683,000 for the nine-month period ended May 31, 1997, as compared to net income of $1,061,000 for the same period in the prior year. This favorable change in net operating results is the result of the $1,359,000 gain recognized in the current period on the sale of the Partnership's wholly-owned Westside Creek Apartments and the $650,000 gain recognized in the current period on the sale of the land underlying the Woodcroft Shopping Center, as discussed further above. The gain on the sale of the Westside Creek Apartments represented the difference between the gross purchase price of $6.1 million net of selling costs, and the net carrying value of the operating investment property. The gain on the sale of the land underlying the Woodcroft Shopping Center represented the share of the property's appreciation due to the Partnership under the terms of the ground lease. The gains on the sales of the Westside Creek Apartments and the land underlying the Woodcroft Shopping Center were partially offset by a $205,000 decrease in income from operations of investment property held for sale and a $182,000 decrease in operating income. The decline in income from operations of investment property held for sale was due to the sale of Westside Creek on March 28, 1997, resulting in less than six months of operations being recorded in the current nine-month period. Operating income decreased mainly due to declines in interest from mortgage loans and land rent of $222,000 and $40,000, respectively. Interest from mortgage loans and land rent decreased due to the Woodcroft Shopping Center's mortgage loan repayment and land sale in December 1996, as discussed further above. An increase in interest earned on short term investments of $48,000 and decreases in general and administrative expenses and management fees of $17,000 and $15,000, respectively, partially offset the decreases in interest from mortgage loans and land rent. Interest earned on short-term investments increased primarily due to the higher average outstanding cash balances resulting from the temporary investment of the proceeds from the sale of Westside Creek and the Woodcroft mortgage repayment and land sale prior to the special distributions to the Limited Partners which occurred on April 15, 1997 and January 15, 1997, respectively. General and administrative expenses decreased due to a reduction in certain required professional fees during the current nine-month period. Management fees decreased due to the reduction in adjusted capital contributions, upon which such fees are based, due to the sale of Westside Creek and the Woodcroft mortgage loan repayment and land sale, and the subsequent returns of capital, as described above.

                                     PART II

                                Other Information

Item 1. Legal Proceedings

     As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of such action. Final releases and dismissals with regard to this action were received during the quarter ended May 31, 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:       NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K dated March 28, 1997 was filed during the third quarter of fiscal 1997 to report the sale of the Partnership's Westside Creek Apartments investment property and is hereby incorporated by reference.

             PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PAINE WEBBER QUALIFIED PLAN PROPERTY FUND THREE, LP


                             By: THIRD QUALIFIED PROPERTIES, INC.
                                 --------------------------------
                                 Managing General Partner




                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Dated:  July 14, 1997